Form 10-Q
period 2000-03-31
LAUTREC INC/FL
filed 2000-05-22
CIK 1107343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 000-29639

                                  Lautrec, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                                65-0950425
------------------------------------------               -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

170 South County Road
Palm Beach, FL                                                      33480
-------------------------------------------               ----------------------
 (Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:  (561)832-5698

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                  Name of each exchange
                                                          on which registered
         None                                                     None
-----------------------------------                      -----------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

  Yes    x        No
      ---------      ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                          Yes      No
                                             --      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2000, the registrant had outstanding 6,000,000 shares of common stock, par value $0.0001, which is the registrant's only class of common stock.

Part I.  FINANCIAL INFORMATION



LAUTREC, INC.


TABLE OF CONTENTS



                                                                      Page

Accountant's Review Report                                            F-1

Balance Sheet                                                         F-2

Statement of Operations and Deficit Accumulated
    During the Development Stage                                      F-3

Statement of Changes in Stockholders' Equity                          F-4

Statement of Cash Flows                                               F-5

Notes to Financial Statements                                         F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Lautrec, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Lautrec, Inc. (a Florida corporation and a development stage company) as of March 31, 2000, and the related statements of operation and deficit accumulated during the development stage, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Lautrec, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Dorra Shaw & Dugan
Certified Public Accountants
May 12, 2000

LAUTREC, INC.
(A Development Stage Company)

BALANCE SHEET





 March 31,                                                               2000
-------------------------------------------------------------------- -----------

ASSETS

Current Assets:
    Cash                                                             $    5,969

TOTAL CURRENT ASSETS
                                                                          5,969
-------------------------------------------------------------------- -----------

                                                                     $    5,969
-------------------------------------------------------------------- -----------


LIABILITIES

Current Liabilities:
    Accrued expenses                                                 $    2,000

TOTAL CURRENT LIABILITIES                                                 2,000

                                                                          2,000


STOCKHOLDERS' EQUITY

 Common stock - $.0001 par value - 50,000,000 shares authorized
       6,000,000 shares issued and outstanding                              600
 Preferred stock - no par value - 10,000,000 shares authorized
       No shares issued and outstanding                                       -
 Additional paid-in-capital                                              11,900
 Deficit accumulated during the developmental stage                      (8,531)

TOTAL STOCKHOLDERS' EQUITY                                                3,969
-------------------------------------------------------------------- -----------

                                                                     $    5,969
-------------------------------------------------------------------- -----------




    The accompanying notes are an integral part of the financial statements.

LAUTREC, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the six months ended March 31,                               2000
--------------------------------------------------------- ----------------

Revenues                                                   $             -
--------------------------------------------------------- ----------------

Operating expenses:
    Professional fees                                                6,000
    Bank charges                                                        31
--- ----------------------------------------------------- ----------------

Total operating expenses                                             6,031

--- ----------------------------------------------------- ----------------

Loss before income taxes                                            (6,031)
    Income taxes                                                         -
--- ----------------------------------------------------- ----------------

Net loss                                                            (6,031)

Deficit accumulated during the
         development stage - October 1, 1999               $        (2,500)
--------------------------------------------------------- ----------------

Deficit accumulated during the
         development stage - March 31, 2000                $        (8,531)
--------------------------------------------------------- ----------------

Net loss per share                                                  (0.001)
                                                          ----------------




    The accompanying notes are an integral part of the financial statements.

LAUTREC, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





--- ------------------------------- ---- ---------------- ----------- ----------  ------------- --------------- --------------
                                                                                  Additional
                                              Number of  Preferred     Common     Paid - In       Deficit
                                                 Shares   Stock        Stock      Capital       Accumulated       Total
--- ------------------------------- ---- --------------- ------------ ----------- ------------- --------------- --------------

Beginning balance:

    September 18, 1995 - Services       $   5,500,000    $         -  $      550 $      1,950  $        -        $      2,500
                (Date of Inception)

                December 10, 1999 -
            Stock Split 10,000 to 1

Issuance of Common Stock:

                   January 25, 2000           500,000              -          50        9,950           -              10,000


Deficit accumulated during
              the development stage                 -              -           -            -      (8,531)             (8,531)
--- ------------------------------- ------------------- ------------ ------------ ------------ ----------------- ------------


Balance - March 31, 2000                $   6,000,000   $          - $       600  $    11,900  $   (8,531)       $     3,969
---                                 ------------------- ------------ ------------ ------------ ----------------  ------------




    The accompanying notes are an integral part of the financial statements.

LAUTREC, INC.
(A Development Stage Company)

Statement of Cash Flows



For thesix months ended March 31,                                        2000
---------------------------------------------------------------- ---------------
Operating Activities:

        Net loss                                                  $      (6,031)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                        (2,000)
---- --- --- --- ----------------------------------------------- ---------------

Net cash provided by operating activities                                (4,031)
---------------------------------------------------------------- ---------------

Financing activities:
     Issuance of Common Stock                                             10,000
---- ----------------------------------------------------------- ---------------

Net cash provided by financing activities                                 10,000
---------------------------------------------------------------- ---------------

Net increase in cash                                                       5,969
---------------------------------------------------------------- ---------------

 Cash- March 31, 2000                                               $      5,969
----                                                             ---------------



    The accompanying notes are an integral part of the financial statements.

LAUTREC, INC.
NOTES TO FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies:


Organization

Lautrec, Inc. (a development stage company) is a Florida Corporation organized to export and sell products in France. The Company failed in its attempt to successfully develop its initial business plan and during August 1996 abandoned its efforts. The Company had no operations for the period prior to August 1996. The Company was inactive and there were no transactions from August 1996 to the date of reinstatement by the State of Florida on October 1, 1999 that affect the balances reflected in the financial statements as of October 1, 1999.

The Company has a new business plan, which was adopted on or about December 10, 1999, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note B - Stockholders' Equity:

On September 18, 1995, the Company issued 550 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial stockholders. On December 10, 1999, the company effected a forward stock split at

LAUTREC, INC.
NOTES TO FINANCIAL STATEMENTS


Note B - Stockholders' Equity (con't):

the rate of 10,000 to 1, increasing issued and outstanding stock to 5,500,000. On January 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $10,000.

The $6,000 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At March 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of March 31, 2000.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $6,031 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of March 31, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.



Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Julie J. Campbell (see Item 4, Security Ownership of Certain Beneficial Owners and Management, Julie J. Campbell is the controlling shareholder). Ms. Campbell has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Ms. Campbell to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Part II.

Item 1. Legal Proceedings

         NONE

Item. 2. Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE
Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

PART III

Item 1.                    Index to Exhibits

         The following exhibits are filed with this Registration Statement:

Exhibit No.      Exhibit Name

3(i).1           Articles of Incorporation filed September 18, 1995

3(i).2           Articles of Amendment filed December 6, 1999

3(ii).1          By-laws

27       *       Financial Data Schedule
--------------------

Item 2.                    Description of Exhibits

         See Item 1 above.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     Lautrec, Inc.
                                     (Registrant)

Date: May 22, 2000          BY:    /s/ Julie J. Campbell
                                 ---------------------------------
                                     Julie J. Campbell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                  Signature                  Title

May 22, 2000         BY: /s/ Julie J. Campbell
                       -----------------------------
                       ulie J. Campbell                   President, Secretary,
                                                           Treasurer, Director