Form 10-Q
period 2000-06-30
RDC INTERNATIONAL INC
filed 2000-08-21
CIK 1107343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 000-29639

                             RDC INTERNATIONAL, INC.
                                      f/k/a
                                  LAUTREC, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                                65-0950425
------------------------------------------               -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

630 South Orange Ave.
Sarasota, FL                                                      34236
-------------------------------------------               ----------------------
 (Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:  (941)365-9955

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                  Name of each exchange
                                                          on which registered
         None                                                     None
-----------------------------------                      -----------------------

                                  LAUTREC, INC.
                              170 South County Road
                              Palm Beach, FL 33480
   ---------------------------------------------------------------------------
          (Former name or former address, if changes since last report)

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

                       Yes    x        No
                             ----        ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No -------- -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2000, the registrant had outstanding6,000,000 shares of common stock, par value $0.0001, which is the registrant's only class of common stock. Prior to the Company's reorganization it effected a forward stock split of its common stock at the rate of five to one. The effect of this reorganization has not been reflected in the accompanying financial statements. Amended financial statements will be issued within sixty days reflecting the reverse acquisition and reorganization.



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

Notes to Financial Statements                                          F-6

                                                Dorra Shaw & Dugan
                                           Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Lautrec, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Lautrec, Inc. (a Florida corporation and a development stage company) as of June 30, 2000, and the related statements of operation and deficit accumulated during the development stage, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Lautrec, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

On  June  30,  2000  the  Company   consummated   a  reverse   acquisition   and
reorganization as described in note A. The effect of the reorganization has not been reflected in the accompanying financial statements.

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



/s/ Dorra, Shaw & Dugan
Certified Public Accountants
August 14, 2000




                                   270 South County Road * Palm Beach, FL 33480 Telephone (561) 822-9955 * Fax (561) 832-7580
                                               Website: dsd-cpa.cpm

LAUTREC, INC.
(A Development Stage Company)

BALANCE SHEET





 June 30,                                                                                2000

------------------------------------------------------------------------------- --------------

ASSETS

Current Assets:
    Cash                                                                        $           -

TOTAL CURRENT ASSETS
                                                                                            -
------------------------------------------------------------------------------- --------------

                                                                                $           -
------------------------------------------------------------------------------- --------------


LIABILITIES

Current Liabilities:
    Accrued expenses                                                            $           -

TOTAL CURRENT LIABILITIES                                                                   -

                                                                                            -
STOCKHOLDERS' EQUITY

    Common stock - $.0001 par value - 50,000,000 shares authorized
          6,000,000 shares issued and outstanding                                         600
    Preferred stock - no par value - 10,000,000 shares authorized
          No shares issued and outstanding                                                  -
    Additional paid-in-capital                                                         11,900
    Deficit accumulated during the developmental stage
                                                                                      (12,500)

TOTAL STOCKHOLDERS' EQUITY                                                                  -
------------------------------------------------------------------------------- --------------

                                                                                $           -
------------------------------------------------------------------------------- --------------

               The accompanying notes are an integral part of the
                             financial statements.
                                       F-2

LAUTREC, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the six months ended June 30,                                                  2000
------------------------------------------------------------------------------  ----------------
Revenues                                                                        $             -
------------------------------------------------------------------------------  ----------------

Operating expenses:
    Professional fees                                                                     9,819
    Taxes and licenses                                                                      150
--- --------------------------------------------------------------------------  ----------------
    Bank charges                                                                             31
--- --------------------------------------------------------------------------  ----------------

Total operating expenses                                                                 10,000
--- --------------------------------------------------------------------------  ----------------

Loss before income taxes
                                                                                        (10,000)
    Income taxes                                                                              -
--- --------------------------------------------------------------------------  ----------------

Net loss
                                                                                        (10,000)

Deficit accumulated during the
         development stage - October 1, 1999                                    $        (2,500)
------------------------------------------------------------------------------  ----------------

Deficit accumulated during the
         development stage - June 30, 2000                                      $       (12,500)
------------------------------------------------------------------------------  ----------------

Net loss per share                                                                       (0.001)
------------------------------------------------------------------------------  ----------------




               The accompanying notes are an integral part of the
                             financial statements.
                                       F-3

LAUTREC, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





--- ------------------------------- ------------------------------- ------------------------ -----------------------------
                                                                                Additional
                                              Number of Preferred     Common     Paid - In       Deficit
                                                 Shares   Stock        Stock      Capital      Accumulated       Total
--- ------------------------------- ------------------- ----------- ----------- ------------- ------------ -----------------
Beginning balance:

    September 18, 1995 - Services             5,500,000 $        -  $      550  $      1,950  $       -    $        2,500
                (Date of Inception)

                December 10, 1999 -
            Stock Split 10,000 to 1

Issuance of Common Stock:

                   January 25, 2000             500,000          -          50         9,950           -           10,000


Deficit accumulated during
              the development stage                   -          -           -             -     (12,500)         (12,500)
--- ------------------------------- ------------------- ----------- ----------- ------------- ------------ -----------------


Balance - June 30, 2000                       6,000,000 $        -  $      600  $    11,900   $  (12,500)  $            -
--- ------------------------------- ------------------- ----------- ----------- ------------- ------------ -----------------




               The accompanying notes are an integral part of the
                             financial statements.

                                       F-4

LAUTREC, INC.
(A Development Stage Company)

Statement of Cash Flows



For the nine months ended June 30,                                                         2000
------------------------------------------------------------------------------- ---------------
Operating Activities:

        Net loss                                                                $      (10,000)

Net cash provided by operating activities                                              (10,000)
------------------------------------------------------------------------------- ---------------

Financing activities:
     Issuance of Common Stock                                                           10,000
---- -------------------------------------------------------------------------- ---------------

Net cash provided by financing activities                                               10,000
------------------------------------------------------------------------------- ---------------

Net increase in cash                                                                         -
------------------------------------------------------------------------------- ---------------

 Cash- June 30, 2000                                                            $            -
------------------------------------------------------------------------------- ---------------



               The accompanying notes are an integral part of the
                             financial statements.
                                       F-5

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

On June 30, 2000 Lautrec, Inc. and Retrieval Dynamics Corporation (a Florida corporation) and the individual holders of all of the outstanding capital stock of Retrieval Dynamics Corporation consummated a reverse acquisition pursuant to a Certain Share Exchange Agreement. Pursuant to the Agreement, the holders tendered to Lautrec, Inc. all issued and outstanding shares of common stock of Retrieval Dynamics Corporation in exchange for 4,000,000 shares of common stock of Lautrec, Inc. The reorganization is being accounted for as a reverse acquisition. Simultaneously with the reorganization, the then officer and director of Lautrec, Inc. tendered his resignation and new officers and directors were appointed in accordance with the Agreement.

The Company also changed its name from Lautrec, Inc. to RDC International, Inc. Prior to the reorganization the Company effected a forward stock split of its common stock at the rate of five to one, for holders of record on June 15, 2000 with distribution effective June 25, 2000. The effect of this reorganization has not been reflected in the accompanying financial statements. Amended financial statements will be issued within sixty days reflecting the reverse acquisition and reorganization.

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

LAUTREC, INC.
NOTES TO FINANCIAL STATEMENTS


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements
----------------------------

The June 30, 2000 Interim Financial Statements include all adjustments, which in the opinion of management are necessary in order to, make the financial statements not misleading.


Note B - Stockholders' Equity:

(See Note A above regarding the reverse acquisition and reorganization.)

On September 18, 1995, the Company issued 550 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial stockholders. On December 10, 1999, the company effected a forward stock split at the rate of 10,000 to 1, increasing issued and outstanding stock to 5,500,000. On January 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $10,000.

The $9,819 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At June 30, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of June 30, 2000.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $10,000 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of June 30, 2000 is $1,500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,500, as the Company has no history of profitable operations.

LAUTREC, INC.
NOTES TO FINANCIAL STATEMENTS


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

     The Company adopted a new business plan on or about December 10, 1999, to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

     On June 30, 2000  Lautrec,  Inc.  and  Retrieval  Dynamics  Corporation  (a
Florida corporation) and the individual holders of all of the outstanding capital stock of Retrieval Dynamics Corporation consummated a reverse acquisition pursuant to a Certain Share Exchange Agreement. Pursuant to the Agreement, the holders tendered to Lautrec, Inc. all issued and outstanding shares of common stock of Retrieval Dynamics Corporation in exchange for 4,000,000 shares of common stock of Lautrec, Inc. See: Part II. Item.6. Exhibits and Reports on Form 8-K. The reorganization is being accounted for as a reverse acquisition. Simultaneously with the reorganization, the then officer and director of Lautrec, Inc. tendered his resignation and new officers and directors were appointed in accordance with the Agreement. See: Part II. Item 5. Other Information.

     The Company also changed its name from Lautrec, Inc. to RDC International, Inc. Prior to the reorganization the Company effected a forward stock split of its common stock at the rate of five to one, for holders of record on June 15, 2000 with distribution effective June 25, 2000. The effect of this reorganization has not been reflected in the accompanying financial statements. Amended financial statements will be issued within sixty days reflecting the reverse acquisition and reorganization.

Plan of Operations

     Subsequent to the reorganization by the Company the newly elected Board of Directors and officers put into place a new Company Mission. The Company's new mission is to become a niche provider of industry-specific wireless software and service solutions for mobile professionals.

Financial Condition, Capital Resources and Liquidity

     At June 30, 2000, the Company had no assets and an accumulated operating deficit of $12,500. The Company's accumulated deficit is attributable primarily to accounting and professional fees. Since the Company's inception, it has received $12,500 in cash as consideration for the issuance of shares of Common Stock.

Liquidity/Working Capital

     RDC's working capital is presently minimal. The Company is expected to continue to have minimal working capital.

Net Operating Losses

     The Company has net operating loss carry-forwards of $10,000 expiring in 2020. The company has a $1,500 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry- forwards as the Company has no history of profitable operations.

Year 2000 Compliance

     The Company has not experienced a material impact to its operations or financial condition as a result of Year 2000 compliance. The Company does not expect to experience any future cost to be Year 2000 compliant. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Part II.

Item 1. Legal Proceedings

         NONE

Item. 2. Changes in Securities and Use of Proceeds

     On June 30, 2000  Lautrec,  Inc.  and  Retrieval  Dynamics  Corporation  (a
Florida corporation) and the individual holders of all of the outstanding capital stock of Retrieval Dynamics Corporation consummated a reverse acquisition pursuant to a Certain Share Exchange Agreement. Pursuant to the Agreement, the holders tendered to Lautrec, Inc. all issued and outstanding shares of common stock of Retrieval Dynamics Corporation in exchange for 4,000,000 shares of common stock of Lautrec, Inc.

     Prior to the reorganization the Company effected a forward stock split of its common stock at the rate of five to one, for holders of record on June 15, 2000 with distribution effective June 25, 2000. The effect of this reorganization has not been reflected in the accompanying financial statements. Amended financial statements will be issued within sixty days reflecting the reverse acquisition and reorganization.

Item 3.  Defaults upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 30, 2000 a majority of the shareholders of Lautrec, Inc. approved the acquisition of Retrieval Dynamics Corporation (a Florida corporation). Simultaneously with the Company's approval of the acquisition the individual holders of all of the outstanding capital stock of Retrieval Dynamics Corporation consummated the reverse acquisition pursuant to the Agreement.

Item 5.  Other Information

         Simultaneously with the closing of the Reorganization, the then officers and directors of the Company tendered their resignations in accordance with the terms of the Agreement. Peter Voghel, John Harkola, Robert Bengtson, Anthony A. Cella, CPA, Don Mintmire, Brad Vossler and Alan Rieter were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Peter Voghel as President and Chief Executive Officer, John Harkola as Vice President/Corporate Marketing, Anthony A. Cella, CPA as Chief Financial Officer and Clifford Tager, Esq. as Corporate Secretary of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

PART III

Item 1.                    Index to Exhibits

         The following exhibits are filed with this Registration Statement:

Exhibit No.   Exhibit Name
-----------   ----------------
3(i).1        Articles of Incorporation filed September 18, 1995(1)

3(i).2        Articles of Amendment filed December 6, 1999(1)

3(i).3   *    Articles of Amendment to the Articles of Incorporation of Lautrec,
              Inc. changing its name to RDC International, Inc. filed July 11,

3(ii).1       By-laws(1)

27       *    Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

(b) The Company filed a Form 8-K with the Securities and Exchange Commission (the "SEC") on July 10, 2000.

Item 2. Description of Exhibits

         See Item 1 above.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               RDC Internaitonal, Inc.
                               (Registrant)

Date: August 21, 2000          BY: /s/ Peter Voghel
                               ---------------------------------
                               Peter Voghel, President & CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date                Signature                     Title

 August 21, 2000     BY: /s/ Peter Voghel
                     --------------------------
                             Peter Voghel          President, CEO &
                                                   Director

August 21, 2000      BY: /s/ Anthony A. Cella
                     --------------------------
                      Anthony A. Cella, CPA       Chief Financial Officer,
                                                  Treasurer, & Director