Form 10KSB
period 2000-09-30
RDC INTERNATIONAL INC
filed 2001-01-16
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:  000-29639

                             RDC International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                                 65-0950425
-------------------------------                            -----------------
(State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                      Identification No.)

1819 Main Street, Suite 702
Sarasota, FL                                                    34236
-----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number: (941) 365-9955

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                              Name of each exchange
                                                  on which registered
      None
----------------------                           -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                               -------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel: (561) 832-5696 Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                      -----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year. $0

     Of the 6,840,000 shares of voting stock of the registrant issued and outstanding as of September 30, 2000, 2,720,000 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business

         (a)      Business Development

         RDC International, Inc. (the "Company" or "RDC") is incorporated in the State of Florida. The Company was originally incorporated as Lautrec, Inc. on September 18, 1995. It changed its name to the current name in connection with a share exchange between the Company, Retrieval Dynamics Corporation, a Florida corporation ("Retrieval") and all of the shareholders of Retrieval on June 30, 2000 (the "Agreement"). The Company is not presently trading on an exchange, but has applied to have its Common Stock quoted on the Over the Counter Bulletin Board by submitting its 15c2-11 application to the National Association of Securities Dealers. Its executive offices are presently located at 630 South Orange Avenue, Sarasota, FL 34236. Its telephone number is (941) 365-9955 and its facsimile number is (941) 265-9966.

         The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

         The Company was formed with the contemplated purpose to export and sell products in France. The incorporator was unable to successfully implement the initial business plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned in August 1996. In June 2000, at the time it acquired Retrieval as a wholly-owned subsidiary, its purpose changed to Retrieval's initial purpose of providing industry-specific wireless software and service solutions for mobile professionals.

         The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

         In September 1999, prior to its acquisition by the Company, Retrieval entered into an employment agreement with John Harkola, the Company's current Chairman and Chief Executive Officer. Mr. Harkola received a monthly installment based upon an annual salary in the amount of $110,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, prior to its acquisition by the Company, Retrieval entered into an employment agreement with Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman. Mr. Cella received a monthly installment based upon an annual salary in the amount of $120,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $15,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all of said principal but none of the interest to 30,000 shares of the Company's restricted Common Stock The interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Connecticut exemption applicable, include the following: (i) the aggregate commission, discount or other similar remuneration paid or given directly or indirectly in connection with the sale, excluding legal, accounting and printing fees, did not exceed fifteen percent (15%) of the initial offering price, (ii) the issuer exercised reasonable care to ensure compliance with limitations on resale, and (ii) prior to the first sale of securities in Connecticut, the issuer filed with the Connecticut commissioner, manually signed notice on Form D, which notice included an undertaking by the issuer to furnish state securities administrators, upon their written request, with information furnished by the issuer to offerees, consent to service of process on Form U-2 , the filing fee proscribed by the general statutes and the name and address of the person who offered and sold the securities in Connecticut.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $6,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b- 31-21b-9b of the Connecticut Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain

Relationships and Related Transactions".

         The facts relied upon to make the Connecticut exemption applicable, include the following: (i) the aggregate commission, discount or other similar remuneration paid or given directly or indirectly in connection with the sale, excluding legal, accounting and printing fees, did not exceed fifteen percent (15%) of the initial offering price, (ii) the issuer exercised reasonable care to ensure compliance with limitations on resale, and (ii) prior to the first sale of securities in Connecticut, the issuer filed with the Connecticut commissioner, manually signed notice on Form D, which notice included an undertaking by the issuer to furnish state securities administrators, upon their written request, with information furnished by the issuer to offerees, consent to service of process on Form U-2 , the filing fee proscribed by the general statutes and the name and address of the person who offered and sold the securities in Connecticut.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Ned W. Shawkey and Helen Shawkey, Trustees in the principal amount of $10,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert $1,000 of said principal to 2,000 shares of the Company's restricted Common Stock The remaining principal and interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See
Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Charles H. Fridley and Teresa S. Fridley in the principal amount of $50,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert $25,000 of said principal plus $2493.49 of interest to 54,987 shares of the Company's restricted Common Stock The remaining principal and interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See
Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Janet Molino-Bem in the principal amount of $25,000. The note bore interest at a rate of nine percent (9%) per annum. The note matured thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note has since been repaid in full. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part I, Item
6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         In June 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Kirk Groome and Alma Groome JT in the principal amount of $3,000. The note bore interest at a rate of nine percent (9%) per annum. The note matured thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder had the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all principal and interest to 6,206 shares of the Company's restricted Common Stock. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part I,
Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         In June 2000, the Company effected a forward stock split of its Common Stock at a rate of five (5) to one (1), for holders of record on June 15, 2000, with distribution effective June 25, 2000. See Part I, Item 5 "Market for Common Equity and Related Stockholder Matters."

         In June 2000, the Company conducted a share exchange with Retrieval and the shareholders of Retrieval, whereby the Company issued 4,000,000 shares of its Common Stock in exchange for shares representing one hundred percent (100%) of the issued and outstanding Common Stock of Retrieval. Retrieval became a wholly owned subsidiary of the Company as part of this transaction. In connection with the exchange, Peter Voghel, the Company's past Chairman and Chief Executive Officer received 1,480,000 shares, John Harkola, the Company's current Chairman and Chief Executive Officer received 800,000 shares, Brad Vossler, a current Director of the Company received 600,000 shares, Anthony Cella, the Company's current Chief Financial Officer and Vice- Chairman received 80,000 shares and Alan Reiter a current Director received 40,000 shares. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code, Section 11.602 of the Maryland Code and Section 8-1111(14) of the Nebraska Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis - Stockholder's Deficit; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Ms. Campbell supplied such information and was available for such questioning.

         The facts relied upon to make the Maryland Exemption available include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than 15 days after the securities were first sold in Maryland; (iii) the Company submitted a Form U-2, Uniform Consent to Service of Process, and a Form U-2A, Uniform Corporate Resolution consenting to service of process in Maryland; (iv) the Company provided the Securities Division with the date of the first sale of the securities in Maryland under the offering; (v) the Company provided the Securities Division with the name and CRD number, if any, of at least one broker-dealer or issuer agent that will effect transactions in the securities in Maryland; and (vi) the Company paid the appropriate fee of $100 to the State of Maryland.

         The facts relied upon to make the Nebraska exemption available include the following: (i) the transaction was incident to a right of conversion or a statutory or judicially approved reclassification, recapitalization, reorganization, quasi-reorganization, stock split, merger, consolidation or sale of assets.

         From the date of the Agreement in June 2000, to the end of the fiscal year (September 30, 2000), the Company sold 120,000 shares to three (3) investors for a total of $120,000. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         The facts relied upon to make the Washington Exemption include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

         In July 2000, the Company authorized issuance of 120,000 shares to Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman for services rendered to the Company, although the shares were not issued until November 2000. For such offering, the Company relied upon the 506 Exemption and
Section 517.061(11) of the Florida Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         In July 2000, the Company issued Quantam Financial Manager Company, a Florida corporation ("Quantam") an option to purchase 100,000 shares of the Company's restricted Common Stock at a an exercise price of $0.001 per share. Such option was exercisable for a period of one (1) year. Until the option was exercised, the option carried certain anti-dilution rights. In July 2000, Quantam exercised such option, but was not issued 100,000 shares until November 2000. The shares carry piggy-back registration rights. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Voghel supplied such information and was available for such questioning.

         In August  2000,  Retrieval  executed  a  convertible  note in favor of
Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $30,750. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part I, Item 1.
"Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Connecticut exemption applicable, include the following: (i) the aggregate commission, discount or other similar remuneration paid or given directly or indirectly in connection with the sale, excluding legal, accounting and printing fees, did not exceed fifteen percent (15%) of the initial offering price, (ii) the issuer exercised reasonable care to ensure compliance with limitations on resale, and (ii) prior to the first sale of securities in Connecticut, the issuer filed with the Connecticut commissioner, manually signed notice on Form D, which notice included an undertaking by the issuer to furnish state securities administrators, upon their written request, with information furnished by the issuer to offerees, consent to service of process on Form U-2 , the filing fee proscribed by the general statutes and the name and address of the person who offered and sold the securities in Connecticut.

         In September 2000, Retrieval entered into a cooperation agreement with Phone Online, Inc., a Tennessee corporation ("POI"), whereby both companies can take advantage of each others clients and contacts, resulting in a paid commission to the other. The commission is a fee of ten percent (10%) of net revenue generated by the relationship in the first twelve (12) months. The term of the contract is indefinite, but either party may terminate by thirty (30) days written notice to the other.

         In September 2000, Retrieval contracted with MethodFactory, Inc. ("MFI") to produce the website design and the web-based management facility for the Retrieval's Qxprint(TM) product. For such services, Retrieval is to pay MFI $21,500.

         In October 2000, Retrieval contracted with MFI to create a contact import and customer service representative administration panel for its
Qxprint(TM)  software  product.  For  such  services,  Retrieval  is to pay  MFI
$12,500.

         In October 2000, Retrieval entered into a master service agreement with POI. The term of the agreement is the later of four (4) years and the conclusion of services under any then current work statement. The agreement is automatically renewable for successive one (1) year periods. Beginning February 2001 and for a period of three (3) years thereafter, Retrieval must pay POI eight percent (8%) of its gross revenues generated. POI granted Retrieval a one
(1) year license to use and operate its Blue Moon software on Retrieval computers. Such license is automatically renewable for successive one (1) year periods. For such license, Retrieval must pay POI an annual license fee determined by multiplying the last full month hosting fee by twelve (12). The first work statement generated under the master service agreement was for Retrieval's Qxprint(TM) 1.0 software product. The project is scheduled to be completed by January 19, 2001. The contract price is $98,000.

         In November 2000, Retrieval entered into a lease with Osprey, S.A., Ltd. for the premises located at 1819 Main Street, Suites 702 and 703, Sarasota, FL 34236. The lease is for a period of five (5) years. Rent for the first year is $8,008 per month, for the second year is $13,156 per month, for the third year is $13,728 per month, for the fourth year is $14,300 per month and for the fifth year is $14,872 per month. The property serves as both Retrieval's and the Company's main headquarters and consists of approximately six thousand eight hundred sixty four (6,864) square feet of office space. See Part 1, Item 2. "Description of Property" and Part III, Item 12. "Certain Relationships and Related Transactions".

         See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)      Business of Registrant

         General

         The Company was formed in September 1995 and had little or no operations until June, 2000, when it acquired Retrieval. The Company is
headquartered  in  Sarasota,   Florida.   The  Company  conceives  and  develops
industry-specific wireless software and service solutions for mobile professionals. The Company is known as an eWASP (electronic wireless service provider). As a service provider, the Company develops and offers wireless application services.

Wireless Industry Overview

         Introduction

         Data communications is the fastest growing segment of the communications industry. The Internet, in particular, has emerged as one (1) of the fastest growing communications media in history and is dramatically changing how businesses and individuals communicate and share information.

         Traditionally, small and medium sized businesses have relied on low speed lines for data transport. Data communications, particularly through the Internet, have made it possible for smaller companies to compete more effectively with larger competitors. Most companies, particularly small and medium sized businesses, lack the expertise, capital or personnel required to install, maintain and monitor their own web infrastructures. With the convergence of wireless communications and Internet services, more businesses each quarter are opting for wireless technology to meet their data and communication needs.

         In recent years, the proliferation of wireless communications solutions has extended the reach and connectivity of mobile professionals. For example, in voice communications, cellular telephones have enabled mobile users to place phone calls from virtually any location. Similarly, advances in wireless data communication, including wireless local area networks ("LANs") have enabled the extension of enterprise networks to the notebook computers and the handheld information communication devices of mobile users. The projected growth of wireless data communication systems, driven by increasing connectivity options for mobile users, should result in increased accuracy, timeliness and convenience of information access, thereby reducing costs and improving productivity.

         Mobile professionals need tools that provide them with real-time access to mission-critical information at all times. The Company is in the business of providing mobile professionals with the tools they need to access data from anywhere in the world with convenience, speed, reliability and security.

         Wireless data telegraphy is defined as communication without wires over distance by the use of arbitrary codes. Primitive examples include waving lanterns by night or sending smoke signals. Modern examples include hand-held devices like pagers, smart phones and personal digital assistants ("PDAs") using wireless modems to enable wireless data communications.

Wireless data: basic types and applications

         While the technologies, protocols and network infrastructure supporting wireless data are often complex, most data applications can be simply divided into three (3) main types: bursty, query-response and batch-files

Bursty data -- quick bursts of data are sent from point-to-point. Emerging applications in this area include remote electric power meter readings, wireless burglar alarms and other remote sensing applications.

Query/response -- query and response lies at the heart of new wireless data applications and devices that allow for wireless e-mail and Internet access.

         Twenty (20) years ago commercial uses for wireless data were largely confined to private microwave data networks used by railroad companies and specialized mobile radio systems used for dispatch services by taxi companies and the local police.

         Technological advances (such as digitalization, data compression, smaller devices) and critical regulatory decisions (to license new spectrum for cellular telephony and other new applications) have greatly increased the availability of wireless communications while reducing costs to consumers.

         The result has been dramatic growth in the market for cellular telephones. (For example, cellular telephone subscriptions have increased from just over two million (2,000,000) to over sixty million (60,000,000) in the last ten (10) years. Many feel the wireless data industry is now poised for similar growth.)

Voice to data

         Until recently, wireless data was essentially a niche market largely confined to vertical applications within large companies. For example, IBM, Federal Express and UPS built successful private wireless data networks to allow their field service personnel to operate more efficiently. The explosion of the Internet, of corporate intranets and the convergence of the computing and communications industries are creating new opportunities.

         Barriers to entry for users are coming down. There are little, sleek, light types of devices available to the consumer, network infrastructures are in place, network operating costs are going down, all making it economical to develop new services that make financial sense. With the Internet and intranets, mobile users can access content that previously was not available.

     The wireless data marketplace includes the following classes:

Wireless Handset Manufacturers: These are the companies which make wireless devices such as Nokia, Ericsson, Palm, Handspring, RIM and Motorola. These companies are generally large and are typically slow to implement new applications to their devices.

Carriers: The carriers are the phone companies which own the networks. These include: Sprint, AT&T, Verizon, Alltel, BellSouth, Skytel, etc. These companies all have different technologies and different standards making it extremely difficult to develop applications which operate on all devices. Because these companies are generally large and slow to adopt new technologies, a new middleware marketplace has recently opened up.

Middleware: There are several companies which have developed platforms that allow developers to deliver wireless applications to all of the different devices utilizing any of the carriers' networks. Most of these platforms are XML driven. They usually purchase a gateway or subscribe to the carrier's gateways. These companies include: Broadbeam, Air2Web, Anydevice, Everypath, PhoneOnline.com, etc.

Wireless Application Service Providers: This is one of the largest and fastest growing groups of Wireless data companies. These companies usually license and resale each other's applications, host their own applications and provide middleware services as well. Many of the middleware companies are deeming themselves application service providers, because they host other companies' applications. Retrieval fits in this category as well as Aether Systems, 724 Solutions, Everypath, Air2Web and many others.

Wireless Application Developers: These are the companies that are developing wireless data applications. This is by far the largest group in the wireless industry. The middleware and WASP's are also writing their own applications. Retrieval is also included in this category. Other companies include: Aether, Idini, Fusion One, @hand, Virtualtek, etc.

Wireless Internet Service Providers (WISP's): These are the companies that provide wireless internet access. There are two (2) different types - one (1) provides internet access to the mobile professional, ie: GoAmerica, Wynd Communications, AT&T and other CDPD providers; the other provides fixed "wireless" internet services, ie: Array Communications, Breakfree Wireless and Clear Access Communications.

Adoptives for growth of Wireless data applications:

The wireless industry must advance the following areas in order to make data applications phone- centric:

1. Change the paradigm for wireless data applications to suit the needs and expectations of the mobile user by adopting push technology in place of browsing.

2. Eliminate users' need to interactively search for information by having them set alerts that trigger information to be pushed to them when their criteria is met. Alert agents can then work on behalf of users, even when they are disconnected.

3. Present only information relevant to users. This decreases the amount of information they have to read, and it increases its value. The alert notification only should contain the information that changed and/or the link to the data.

4. Decrease users' airtime costs. Presenting only relevant information and using push technology will assist in this.

         Beyond these changes, applications need to be more accessible by mobile users. They must gain access to Web sites without having to type long Web site names, because typing on a phone is difficult and cumbersome. Setting alerts while mobile and receiving notifications from corporate websites and applications will address all of these issues.

         Scores of alerts are likely to be set by individual mobile users to address a variety of circumstances, including flight delays, price reductions, sale notifications, inventory changes and updated job orders. Thus, it's likely alert-based systems will enable mobile users to determine what information they want delivered by setting alerts simply and quickly from their phones. This will help eliminate form factor and other inherent limitations of mobile phones that have, to date, proved to be barriers to pervasive wireless data services use.

Wireless data transmission: how it works

Analog vs. digital

         Until recently, most wireless data transmitted through radio communications have been analog. Analog systems use continuous electrical signals for the transmission and reception of information. Next generation wireless data systems are turning towards the use of digital signals, whose amplitude variations with respect to time are not continuous but discrete.

Digital

         Digital systems have several advantages including allowing better coverage, more calls per channel, less noise interference and the ability to add new features and functions such as short messaging.

Session v. packet transmission

         Session based communications assign users a discrete line or radio channel that is dedicated to the users until the session is completed. The circuit for the data exchange is "tied up" until the communication is complete. Packet data communications are more efficient

         In  packet   transmissions,   packets   from  a  number  of   different
conversations or data messages can traverse the same channel. Packets are mixed on the channel but are re-assembled correctly at the receiving end.

Wireless data: apparatus types

         No single "form factor" meets the needs of every customer. For some, small size is key. For others, performance and flexibility matter more. The following is a categorization of devices on the market which utilize wireless data:

PDAs: Palm Pilot, Newton , Handspring
Smart Phones: Mitsubishi, Ericsson, Samsung, Nokia Communicator, Sony Hand-held computers: Hewlett Packard
Two-way pagers: RIM, Skytel
Automobile applications: Highway Master
Wireless modems: Sierra Wireless, NovAtel, 3Com

Wireless data: network infrastructures

         While the customer usually sees seamless and reliable service, behind the scenes the wireless data industry is still working out the "kinks" in developing and building data transmission networks and agreeing on standards and protocols. There is more than one (1) competing vision. In the end, many experts believe that the growing market for wireless data will support multiple networks and protocols and faster speeds.

Wired modem speeds

         Modem speeds started at 300 bits-per-second, progress rapidly through 1200, 2400, 4800, 9600, 14,400, 19,200, 28,800, 33,600 and now 56,600 bps or
56.6 Kbps (kilobytes per second).  The current  standard for dial-up services is
56.6 Kbps. With the advent of broadband, it is possible to provide speeds from 128Kbps up to 32Mbps (mega bytes per second).

Wireless networks speeds: today

Ardis                      19.2/4.8 Kbps             Packet
CDMA                       19.2Kbps                  Packet
CDPD                       19.2Kbps                  Packet
Cellular (Analog)          14.4/9.6Kbps              Dial up
GSM                        9.6Kbps                   Dial up
Metricom                   56.6Kbps                  Dial up/packet
i-Mode                     9.6Kbps                   Packet

Networks speeds: near term

Ardis                      28.8 Kbps                 Packet
CDMA                       28.8 Kbps                 Circuit/packet
CDPD                       28.8 Kbps                 Packet
Cellular(analog)           28.8 Kbps                 Circuit/packet
GSM                        14.4 Kbps                 Circuit/packet
Metricom                   128 Kbps                  Dial up/packet

Products

         The Company's products currently consist of two (2) software devices for mobile data technology, which are nearing rollout stage.

         The Company's initial product, Qxprint(TM), is a back office tool for the mobile professional. Qxprint(TM) is best described as a thin client application that the user can access with any wireless data device. Qxprint(TM) should offer a sample document library which can be selected, viewed, customized and cataloged for users of Wireless Application Protocol ("WAP") cell phones, Research in Motion's ("RIM") and Motorola's two-way pagers, Palm devices and any other wireless device. The service will be accessed through Retrieval's website. The customer will be able to manage and upload documents which will be convertible to a secure read-only Adobe PDF file which can be accessed via a wireless device and sent via e-mail, fax or printed mail to the customer's selected contact.

         The Company's other wireless application, DocLYNX7(TM), will enable users to warehouse documents, forms, pictures and streaming video; send e-mail and faxes; print on demand; provide text to speech capabilities; and retrieve the stored mediums to their laptop or hand-held computer. DocLYNX7(TM) will be a client application that the user will install via CD-ROM or download on their desktop, laptop or handheld computer.

         Currently, this product works on a Windows NT/98 platform, which is useable on most laptops with a Cellular Data Packet Distribution ("CDPD") and normal wired dial-up. The Company plans to manage information by spooling information from the DocLYNX7(TM) client to other handheld platforms such as Windows CE devices, cell phone browsers such as Phone.com's Unwired Planet and RIM two-way pagers. The Company plans to partner with middleware providers such as Broadbeam and Air2Web to deliver the content via WAP, Short Messaging System
(SMS) phones or any other medium, although no such contract is in place.

Qxprint(TM)

         The Qxprint(TM) engine was designed to allow wireless devices the capability to direct the retrieval of data to a fulfillment center. The additional functionality of attaching real-time information to the retrieved data opens limitless possibilities. Wireless devices connect via thin client software to the Internet and our data transaction application server. The real time data is merged with the retrieved data and the new information is formatted and passed on for distribution. An e-mailed confirmation message is bounced back to the originator. The transaction is recorded and can be easily accessed for review and auditing.

         The Qxprint(TM) engine is an enterprise solution making possible variable order entry and fulfillment on a wireless platform. Any enterprise with a mobile professional base can use the Qxprint(TM) solution to more cost effectively facilitate any number of functions from remote ordering to back office services.

         Qxprint(TM) will work on virtually any wireless appliance ranging from the RIM two-way pagers, WAP phones, and assorted PDAs. Each wireless device will be presented with a unique custom interface consisting of menu choices driven by our transaction servers.

Qxprint.com

         Through Qxprint.com, Retrieval will be able to offer a sophisticated real-time back office solution to the mobile professional. Qxprint.com will allow the user to merge contacts to customer selected documents. With a simple execute command, the information will be sent to the print-on- demand facility for fulfillment by postal, e-mail or fax. A return e-mail confirmation receipt is sent to the client. The service will work on virtually any wireless appliance ranging from the RIM two- way pagers, WAP phones, and assorted PDAs.

         The most exciting element of Qxprint.com is that the service is driven by customers. Qxprint.com will allow customers to upload and store several documents which they can choose to fax, e-mail or mail hard copy to their prospects at any time from their wireless device. The website will contain a secured customer log-in and account management section which will allow the customer to audit their transactions and edit their documents and contacts online. Furthermore, an Active X script will allow the customers to export and store their Outlook(R), Lotus(R), Act(R), or Goldmine(R) contact lists to the Company's website for easy access anywhere and anytime. In the future Retrieval plans to retail wireless devices and solutions from the public section of the site. By doing so, Retrieval would be able to offer several complete packaged solutions.

DocLYNX7(TM)

         DocLYNX7(TM) will provide the mobile professional with a wireless data application and/or information tool that is capable of interfacing with a variety of networks, operating systems and platforms, thereby minimizing the complexity associated with wireless networks.

         The DocLYNX7(TM) is a suite of vertically specific, but scalable services bundled in a client application with an application server which provides wireless access to shared information. The DocLYNX7(TM) documentation is easy to use, having been written by writers and end-users rather than software designers. DocLYNX7(TM) is explained in exceptionally clear and understandable terms. The key is the Company's user-defined interface. The Company believes that the mobile professional has never had such capabilities in an easy-to-use tool.

         Many  products  on  the  market today can help professionals to perform their jobs better. There are Personal Information Managers, schedulers, collaboration tools and any number of other applications that could be of use, but few people have the time and patience to learn how to use them. Most people end up using a fraction of what is available and benefit from only a fraction of the functions of those tools they do use. Additionally, people seldom learn their tools well enough to use them together to help them most efficiently achieve their goals.

         DocLYNX7TM has addressed this problem by providing many useful tools in a single, simple, integrated interface: email, calendar, scheduling, picture capture and retrieval, forms processing, document warehousing, collaboration and more, all from within the same interface and all just a click away. This allows the user to learn one (1) methodology for performing several tasks, which increases efficiency and effectiveness and reduces learning time. Each component of DocLYNX7TM has been built to work with every other component to provide seamless sharing of information and functionality between all components.

         Common tasks such as sending a document to a client or associate, faxing a proposal or listing a new property have been automated by the use of intelligent wizards. These wizards step the user through each phase of the process to allow them to accomplish their goals as easily as possible. The integration of technologies is what makes DocLYNX7TM unique in the technology marketplace.

Features of DocLYNX7TM

Document Library. The document library allows the professional to scan documents into the database from a national business support company. The Company is currently seeking a strategic relationship with a national organization to provide not only the scanning capabilities, but also a large number of print-on-demand features and other business support functions. The documents scanned into the library are easy to search and retrieve based on keyword, date or subject. The professional queries the library by any number of terms; for example, the real estate professional could enter street address, closer, buyer, etc. The document is displayed as a result of the search. The professional is then able to print the document to mail, send electronically, or fax on demand for a total collaborative effort.

Forms. DocLYNX7(TM) will provide on demand all forms relevant to the industry. All state and federal certified forms are expected to be available in the system. The professional will have the ability to recall these forms as needed and share them much in the same way as those completed forms which have been scanned into the document library. The state and federal forms will be available for print, fax or e-mail as needed.

Pictures. DocLYNX7(TM) allows professionals to post still pictures and streaming video to web sites via hand-held picture books or through wireless or wireline communication networks. These captured images may be shared via e-mail immediately upon capture. Additionally, with the picture book and wireless transmission, the professional is able to retrieve pictures on demand and share that information with their clients or co-workers in real time in the field.

E-mail and Faxing, E-faxing. DocLYNX7(TM)provides for e-mail and faxing services at any time.

Video Conferencing. The video conferencing features of DocLYNX7(TM) allow for remote mentoring with continued education and training and interaction with other DocLYNX7(TM) users. Often, training is done at a remote location with little or no follow-up on technique and application. The video capture feature of picture book equipment allows trainees to broadcast their client interactions to a mentor for evaluation and improvement. A professional seeking advice on a particular issue is able to interact with other users in real time who may have already experienced and overcome the issue.

Voice Recognition. Using voice recognition, DocLYNX7(TM) users are able to reduce the time they spend transcribing notes or entering information. The professional is able to dictate the information directly into the system for immediate upload and possible printing. Additionally, voice recognition allows the user to attach audio files to text or files for further explanation of listing or features.

Business Strategy

         The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products, is to be a niche provider of eWASP(TM) technology and information management tools by using the expertise of its staff in application development. The Company is in the process of developing Qxprint(TM) as a back office tool which will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. DocLYNX7(TM), a second software product being developed by the Company, will provide the mobile professional a data application and information tool, bundled with vertically specific functionality offering a complete wireless solutions for their business needs. The Company seeks to maximize its recurring revenue stream initially by extending its eWASP(TM) services to a variety of professional vertical markets. Its objectives for its software applications include the following key elements:

     o sell the Company's products in many vertical markets, as the market for wireless technologies is developing;
     o successfully launch Qxprint(TM)as a horizontal wireless application marketed to mobile sales professionals;
     o pursue marketing opportunities which allow the Company to develop the market presence needed to support sales goals and to attract developers of new products and services;
     o maintain and strengthen strategic relationships with suppliers and customers;
     o focus on providing a quality product, in addition to support and development after the sale; o utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets;
     o pursue selective partnerships to expand the Company's capabilities, products and services; o build the infrastructure to support future broadcasting services.

         The Company's revenues to date are zero and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon the sales of its Qxprint(TM) and

DocLYNX7(TM) products, as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

         Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of production and shipping and its ability to incorporate such costs in the price charged to its distributors.

Marketing and Distribution

         The integration of wireless networks with the Internet combined with the convergence of "smart" mobile devices incorporating newly-designed web browsers and operating systems that will accommodate third-party applications is anticipated to drastically change the way people around the world conduct their businesses and utilize their leisure time. The strongest user demand for wireless Internet services comes from three (3) categories: e-mail messaging, World Wide Web browsing, and pull content (also known as Web clipping). Of the three (3), e-mail messaging is the most critical. Workers rely on e-mail and want access to it all the time, even when they don't have access to a phone jack.

         Other popular applications for the mobile professional include document retrieval, print and fax on demand, voice recognition, video conferencing and personal information management. Vendors have developed new portable computing devices at breakneck speed. Wireless data currently allows customer service, sales executives and other members of the team to perform where customer demands dictate and with minimal restriction. This should be a key revenue producer for companies with one hundred (100) or more employees and should provide a wide marketing opportunity for wireless equipment, wireless applications development and wireless services.

         Today's wireless data transmission rates of 9.6 Kbps and 14.4 Kbps are too slow for most users when dealing with e-mail attachments such as word processing and spreadsheet documents. Slow speed isn't the only barrier to user satisfaction. Many of the portable devices available today such as pagers and palmtop computers cannot accommodate viewing attachments due to a small screen size.

         As with any emerging market, companies are scrambling to offer their solutions. Such business models that currently exist in the wireless industry include wireless Internet service providers, wireless application service providers, and wireless applications developers. WISPs include Sprint PCS, AT&T, GoAmerica, Palm, and Verizon (Bell Atlantic and Vodaphone's joint venture company). WASPs include Aether Systems, Geoworks, and Retrieval. Application Developers include Microsoft, Phone.com, Aether and Retrieval.

         Retrieval Dynamics Corporation's marketing plan is to provide a total solution to the mobile professional. The Company is positioning itself as a vertical centered Wireless Application Service Provider. Also, the company will continue to develop multi-platform applications to benefit mobile professionals. The Company's potential client has an income of over $85,000 annually and is either self-employed or a partner in a firm. The Company's goal is to convert twenty percent (20%) of mobile professionals to DocLYNX7(TM) subscriptions within three (3) years by providing them with tools that allow them to access real-time information on demand.

         The Company's objective for Qxprint(TM) is to achieve five thousand (5,000) customers in the first fiscal year, seventy percent (70%) from direct mail and thirty percent (30%) from basic marketing.

         The Company's strategy is to become a dominant provider of wireless data applications and information management solutions by using management's expertise and knowledge of information management; aggressively promoting the Company's products through direct sales, advertising, Internet branding and trade show marketing, and forming strategic alliances with key industry leaders. The Company seeks to maximize its recurring revenues by providing monthly ISP and wireless services for its applications along with site licenses for its enterprise editions. Management also plans to enter new domestic and foreign markets by expanding into other vertical and horizontal markets, increasing the number of our channel partner relationships and fostering new strategic alliances.

Keys to meeting our strategic marketing objectives include the following:

Build critical mass: The Company must build a branding strategy through aggressive promotion of its vertical market based applications. This can be done through advertisements in various trade specific magazines and websites. The Company plans to participate at several trade shows where representatives can demonstrate Company products and services. The Company's marketing strategy includes press releases on new developments along with speaking engagements for top managers to promote and build brand awareness. Also the Company may seek the expertise of a large public relations firm to build top of mind awareness not only in its vertical markets, but also the investment community.

Develop the market for existing and new products for mobile professionals: The Company's initial focus is to meet the needs of the mobile professional. The Company will focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. The Company plans to develop a complete solution, which includes the software as well as the platform on which to drive customer information needs. The Company plans the development of additional services, which will expand and enhance the capabilities of DocLYNX7(TM) and Qxprint(TM). These enhanced functions will empower the Company's professional clients to use information more efficiently and effectively.


Expand into new industries: Management believes that it can apply the Company's information management solutions and wireless applications in any market, including, but not limited to, real estate, financial, insurance, construction, industrial and legal. Additionally, the products are easily adaptable to horizontal markets including traditional industrial businesses, manufacturing and distribution.

         The Company's long-term strategy is to become a business content broadcaster/manager through DocLYNX7(TM) Broadcasting. As wireless speeds increase, this service will become a larger part of the Company's strategic plan for subscriber retention. Management envisions a time when Company clients will participate in an online community where one can watch video, conference with peers and clients and view remote professional activities with wireless streaming video.

Pursue channel partners,  direct response marketing, and strategic acquisitions:
The Company intends to market its products through channel partners who share Company goals and values, direct marketing efforts and traditional marketing. Additionally, the Company is seeking strategic alliances with companies who could provide the Company access to their databases.

Develop our customer base and strengthen the DocLYNX7(TM) and Qxprint(TM) brands through enhanced sales and marketing promotions: The Company intends to be aggressive in its marketing mix by promoting the DocLYNX7(TM) and Qxprint(TM) brands. The Company intends to target DocLYNX7(TM) in the real estate industry, property management, financial services, insurance, construction, etc. Initially, Company plans include a beta testing phase which should allow management to collect and analyze customer feedback. With this information, it hopes to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

         Other immediate sources of promotion for both DocLYNX7(TM) and Qxprint(TM) will include direct mailings, e-mail blasts, telemarketing, aggressive one-on-one sales and event marketing. As the Company is capitalized, its plans to begin a direct sales campaign by contracting with regional sales offices and software resellers. The Company will potentially use sales coordinators to set fifty percent (50%) of its sales teams' engagements as well as to remove the administrative burden associated with field sales. Its reporting methodology should allow the Company to accurately forecast sales events and to track activities remotely at a high level.

Develop an in-house  marketing  communications  and  customer  support  program:
Company marketing staff will develop marketing and sales literature along with a demonstration compact disk that will be used as a sales tool and in direct mailings. The Company website is scheduled to be constantly updated to show most recent developments and partnerships.

         The Company will strive to offer the best customer service possible by providing solutions and answers in a timely fashion. The company will automate e-mail responses for common questions or problems. To achieve long-term success, the Company must strive for other elements: superior customer service, customization of products and services, interactivity and maximum buying convenience.

Maintain and strengthen our strategic relationships with suppliers and customers: A key to the Company's ability to provide quality products and services to its customers is to form strategic relationships with wireless application service providers, wireless Internet service providers and manufacturers of wireless equipment. The Company is pursuing relationships with print on demand companies and middleware providers for the wireless industry. Management will pursue partnerships with other WASPs that provide wireless integration platforms, although no partnerships are in place at this time. Other strategic alliances should include hardware manufacturers. It is also vital to partner with multiple carriers. These relationships should allow the Company to provide its customers with the complete service they require. Fostering these relationships at this stage could potentially provide the Company with an advantage over its current and potential competitors.

Pursue selective acquisitions to expand our capabilities: The Company will pursue acquisitions that management believes will allow the Company to expand its available resources such as a wireless ISP, imaging print on demand company, other wireless application service provider or software development company. No acquisitions are planned or pending at this time.

Status of Publicly Announced Products and Services

     Qxprint(TM) : Version 1.0 is scheduled to be released January 19, 2001.

     DocLYNX7(TM): is scheduled to be released at the end of fiscal 2001 or beginning of fiscal 2002.

Competition

         The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have capabilities that may allow such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

         The  market  for  wireless  data  services  is  becoming   increasingly
competitive. Companies such as OpenSky, Aether Systems and Riverbed are providing limited content but have the resources to offer similar services. The Company plans to partner with large systems integrators or similar companies to offset any encroachment by these firms. As the barriers for entry into wireless communications decrease, the number of competitors will increase.


         Initial competition for DocLYNX7(TM) will come from companies such as CreSenda, Tegris, and Cyclovision. These companies provide a service to the real estate agent, which is only one (1) vertical of the DocLYNX7(TM) solution.

         Other competitors include: vVault.com which provides a similar solution to Qxprint(TM) called BeamDocs. BeamDocs' solution lacks a print on demand feature offered in Qxprint(TM).

Sources and Availability of Raw Materials

         The materials and equipment needed to produce the Company's software products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

         The Company will rely heavily on its customers' preferences to best determine the products which will be produced. The commercial success of the Company's products will depend on its ability to predict the type of product that will appeal to a broad spectrum of the populous and will be affordable. Although the Company plans to test market their products prior to their release, there can be no assurance that the Company will be able to predict the appeal of its products before their production. Considerable expense is expended on production costs before a product can be test marketed. Therefore, although a product which tests poor can be scrapped before additional expense is incurred associated with release including marketing and distribution, the Company may have to bear the expense of production of some products, which may never be released. This may have a material adverse effect on the Company.

Research and Development

         The Company believes that research and development is an important factor in its future growth. The software industry and data storage and transmission are closely linked to the latest technological advances. Therefore, the Company must continually invest in the technology to provide the best quality product to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Patents, Copyrights and Trademarks

         The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

         Retrieval Dynamics, DocLYNX7(TM), Qxprint(TM), Qxprint+(TM), eWASP(TM), "partnering the powerful with the personal(TM)" are trademark protected.

Governmental Regulation

Federal

         The Company intends to utilize the Internet for transmission of data across state lines.

Presently, the FCC and other federal government agencies do not regulate companies that provide these services. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

         In Canada, the Canadian Radio-Television and Telecommunication Commission ("CRTC") determined in 1998 that Internet Telephony services providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. The possibility exists that regulatory authorities may one day make a determination to apply international call termination fees or otherwise tariff data transmissions which terminate on local telephone networks or even which terminate on computers.

         The Company also will be required to comply with the regulations regarding the operation of its business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of its business.

         Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls generally on a per minute basis. Access charges have long been a source of dispute; with long distance companies arguing that the access rates are substantially in excess of cost and local telephone companies arguing that access rates are needed to subsidize lower local rates for end user and other purposes. The FCC currently is considering whether subscriber calls to Internet service providers should be classified as "local" or "interstate" calls. Although the FCC to date has determined that Internet service providers should not be required to pay interstate access charges to local telephone companies, this decision may be reconsidered in the future if the FCC finds these calls to be "interstate." The Company's costs for doing business would increase if the Company were required to pay interstate access charges.

State

         The Company is subject to varying levels of regulation in the states in which it currently anticipates providing data transmission services. The vast majority of the states will not require the Company to apply for licensing as a foreign corporation conducting business in that state, nor do they currently require the Company to be found exempt from regulation, before commencing intrastate data transmission service.

         If the Company were found to be a telecommunications service carrier or provider, many states impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

         As the Company expands its efforts to new products and services, the Company will have to remain attentive to relevant federal and state regulations. The Company intends to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of the Company's efforts.

         The Company is not currently subject to any State regulation with respect to its Internet related services. However, there can be no assurances that the Company will not be subject to such regulations in the future. Additionally, the Company is not aware of any pending legislation that would have a material adverse effect on the Company's operations.

Effect of Probable Governmental Regulation on the Business

         As the Company's services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon the Company's business.

         A governmental body could impose sales and other taxes on the provision of the Company's services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes; however, no such laws have become effective to date. The Company cannot accurately predict whether the imposition of any such taxes would materially increase its costs of doing business or limit the services which it provides, since it may be possible to pass on some of these costs to the consumer and continue to remain competitive.

         If, as the law in this area develops, the Company becomes liable for information carried on, stored on, or disseminated through its data services, it may be necessary for the Company to take steps to reduce its exposure to this type of liability through alterations in its equipment, insurance or other methods. This may require the Company to spend significant amounts of money for new equipment or premiums and may also require it to discontinue offering certain of its products or services.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. RDC cannot predict the impact, if any, that future regulatory changes or developments may have on the Company's business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional data service providers or others, could increase the Company's operating costs, limit its ability to offer services and reduce the demand for its services.

         Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long distance companies complaining that the rates are substantially in excess of cost, and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. Both local and long distance companies, however, contend that Internet-based telephony should be subject to these charges. Since the Company has current plans to transmit large data files over the internet, it may be indirectly affected by these developments. However, RDC cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

Cost of Research and Development

         For fiscal year 2000, the Company expended $199,008 on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

         The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

         At September 30, 2000, the Company employed twelve (12) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

         In September 1999, prior to its acquisition by the Company, Retrieval entered into an employment agreement with John Harkola, the Company's current Chairman and Chief Executive Officer. Mr. Harkola received a monthly installment based upon an annual salary in the amount of $110,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In March 2000, prior to its acquisition by the Company, Retrieval entered into an employment agreement with Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman. Mr. Cella received a monthly installment based upon an annual salary in the amount of $120,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $15,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all of said principal but none of the interest to 30,000 shares of the Company's restricted Common Stock The interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $6,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b- 31-21b-9b of the Connecticut Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In June 2000, the Company conducted a share exchange with Retrieval and the shareholders of Retrieval, whereby the Company issued 4,000,000 shares of its Common Stock in exchange for shares representing one hundred percent (100%) of the issued and outstanding Common Stock of Retrieval. Retrieval became a wholly owned subsidiary of the Company as part of this transaction. In connection with the exchange, Peter Voghel, the Company's past Chairman and Chief Executive Officer received 1,480,000 shares, John Harkola, the Company's current Chairman and Chief Executive Officer received 800,000 shares, Brad Vossler, a current Director of the Company received 600,000 shares, Anthony Cella, the Company's current Chief Financial Officer and Vice- Chairman received 80,000 shares and Alan Reiter a current Director received 40,000 shares. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code, Section 11.602 of the Maryland Code and Section 8-1111(14) of the Nebraska Code. See Part I, Item 6. "Management's Discussion and Analysis - Stockholder's Deficit; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In July 2000, the Company authorized issuance of 120,000 shares to Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman for services rendered to the Company, although the shares were not issued until November 2000. For such offering, the Company relied upon the 506 Exemption and
Section 517.061(11) of the Florida Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In August  2000,  Retrieval  executed  a  convertible  note in favor of
Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $30,750. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part I, Item 6.
"Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

         The Company maintains its executive offices at 1819 Main Street, Suites 702 and 703, Sarasota, FL 34236. Its telephone number is (941) 365-9955 and its facsimile number is (941) 365- 9966.

         In November 2000, Retrieval entered into a lease with Osprey, S.A., Ltd. for the premises located at 1819 Main Street, Suites 702 and 703, Sarasota, FL 34236. The lease is for a period of five (5) years. Rent for the first year is $8,008 per month, for the second year is $13,156 per month, for the third year is $13,728 per month, for the fourth year is $14,300 per month and for the fifth year is $14,872 per month. The property serves as both Retrieval's and the Company's main headquarters and consists of approximately six thousand eight hundred sixty four (6,864) square feet of office space. See Part III, Item 12. "Certain Relationships and Related Transactions".

         The Company owns no real property and no personal property.

Item 3. Legal Proceedings

         No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended September 30, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

         Shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission"). The Company intends to make application to NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, when approved, permits price quotation for the Company's shares to be published by such service.

         The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

         If  and  when  the   Company's   Common   Stock   is   traded   in  the
over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

         In June 2000, the Company effected a forward stock split of its Common Stock at a rate of five (5) to one (1), for holders of record on June 15, 2000, with distribution effective June 25, 2000.

         As of September 30, 2000, there were thirty eight (38) holders of record of the Company's Common Stock.

         As of September 30, 2000, the Company had 6,840,000 shares of its Common Stock issued and outstanding, 5,340,000 of which were restricted Rule 144 shares and 1,500,000 of which were free-trading. Of the Rule 144 shares, none have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

         The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

         The Company was formed with the contemplated purpose to export and sell products in France. The incorporator was unable to successfully implement the initial business plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned in August 1996. In June 2000, at the time it acquired Retrieval as a wholly-owned subsidiary, its purpose changed to Retrieval's initial purpose of providing industry-specific wireless software and service solutions for mobile professionals.

         The Company was still in the development stage until June 2000 when the Agreement took place between Retrieval and the Company and is still emerging from that stage. The Company is planning rollout of its initial product Qxprint(TM) later this month. From the date of the Agreement in June 2000 through September 30, 2000, the Company generated no revenues. Since inception of Retrieval (September 8, 1999) through September 30, 2000, the Company has generated cumulative losses of approximately $965,105. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

         In anticipation of rollout of Qxprint(TM), the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended September 30, 2000 and For the Period From Inception of the Company's Subsidiary (September 8, 1999) To September 30, 1999

         Results of operation have been compared for the year ended September 30, 2000 and for the period from inception of the Company's wholly-owned subsidiary to September 30, 1999. This is because the Company conducted no operations from the time the Company's business plan failed shortly after inception to the date of the Agreement in June 2000. Management feels that any other comparison of financial information would not serve to inform the investing public of relevant data and may have been misleading.

Revenues

         Revenues for the year ended September 30, 2000 were $0 and for the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999 were $0.

Operating Costs and Startup Expenses

         Operating costs and startup expenses for the year ended September 30, 2000 were $929,505 versus $35,600 for the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999. Net loss was $929,505 and $35,600 respectively.

Assets and Liabilities

         Assets were $40,868 as of September 30, 2000, and $1,619 for the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999. As of September 30, 2000, assets consisted primarily of equipment and prepaid expenses and deposits with a combined net book value of $34,459. For the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999, the Company had no assets. Liabilities were $801,092 and $0 as of September 30, 2000 and for the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999 respectively. As of September 30, 2000 liabilities consisted primarily of accounts payable to stockholders.

Stockholders' Deficit

         Stockholders' deficit was (804,224) as of September 30, 2000 and 0 for the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999.

         In June 2000, the Company conducted a share exchange with Retrieval and the shareholders of Retrieval, whereby the Company issued 4,000,000 shares of its Common Stock in exchange for shares representing one hundred percent (100%) of the issued and outstanding Common Stock of Retrieval. Retrieval became a wholly owned subsidiary of the Company as part of this transaction. In connection with the exchange, Peter Voghel, the Company's past Chairman and Chief Executive Officer received 1,480,000 shares, John Harkola, the Company's current Chairman and Chief Executive Officer received 800,000 shares, Brad Vossler, a current Director of the Company received 600,000 shares, Anthony Cella, the Company's current Chief Financial Officer and Vice- Chairman received 80,000 shares and Alan Reiter a current Director received 40,000 shares. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code, Section 11.602 of the Maryland Code and Section 8-1111(14) of the Nebraska Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Financial Condition, Liquidity and Capital Resources

         At September 30, 2000 the Company had cash and cash equivalents of $1,409 as compared to $0 for the period from inception of the Company's subsidiary (September 8, 1999) to September 30, 1999.

         In March 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $15,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all of said principal but none of the interest to 30,000 shares of the Company's restricted Common Stock The interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and
Section 36b-31-21b-9b of the Connecticut Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $6,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b- 31-21b-9b of the Connecticut Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Ned W. Shawkey and Helen Shawkey, Trustees in the principal amount of $10,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert $1,000 of said principal to 2,000 shares of the Company's restricted Common Stock The remaining principal and interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See
Part III, Item 12. "Certain Relationships and Related Transactions".

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Charles H. Fridley and Teresa S. Fridley in the principal amount of $50,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert $25,000 of said principal plus $2493.49 of interest to 54,987 shares of the Company's restricted Common Stock The remaining principal and interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Janet Molino-Bem in the principal amount of $25,000. The note bore interest at a rate of nine percent (9%) per annum. The note matured thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note has since been repaid in full. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In June 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Kirk Groome and Alma Groome JT in the principal amount of $3,000. The note bore interest at a rate of nine percent (9%) per annum. The note matured thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder had the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all principal and interest to 6,206 shares of the Company's restricted Common Stock. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In August 2000, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $30,750. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the

Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

         The Company's financial statements have been examined to the extent indicated in their reports by Pender Newkirk & Company, Certified Public Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has used the accounting firm of Pender Newkirk & Company, Certified Public Accountants since June 2000, following the Agreement. Their address is 100 South Ashley Drive, Suite 1650, Tampa, FL 33602. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Pender Newkirk & Company, Certified Public Accountants through the date hereof.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                          Year Ended September 30, 2000
                and Periods September 8, 1999 (Date of Inception)
                       through September 30, 2000 and 1999








                                    Contents


Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

     Consolidated Balance Sheet.............................................F-2
     Consolidated Statements of Operations..................................F-3
     Consolidated Statements of Changes in Stockholders' Deficit............F-4
     Consolidated Statements of Cash Flows..................................F-5
     Notes to Consolidated Financial Statements.............................F-6

                          Independent Auditors' Report



Board of Directors
RDC International, Inc. and Subsidiary
(A Development Stage Enterprise)
Sarasota, Florida


We have audited the accompanying consolidated balance sheet of RDC International, Inc. and Subsidiary (a development stage enterprise) as of September 30, 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and for the periods September 8, 1999 (date of inception) through September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the management of RDC International, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RDC International, Inc. and Subsidiary (a development stage enterprise) as of September 30, 2000 and the results of its operations and its cash flows for the year then ended and for the periods September 8, 1999 (date of inception) through September 30, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Pender Newkirk & Company


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
November 16, 2000

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet

                               September 30, 2000

Assets
Current assets:
       Cash                                                                     $          1,409
       Prepaid expenses and deposits                                                      16,350
                                                                                ----------------
Total current assets                                                                      17,759
Equipment                                                                                 18,109
Other assets                                                                               5,000
                                                                                ----------------
                                                                                $         40,868
                                                                                ================

Liabilities and Stockholders' Deficit
Current liabilities:
      Accounts payable, trade                                                   $        202,660
      Accounts payable, stockholders                                                     480,484
      Notes payable, less unamortized debt discount of $30,750                            65,000
      Accrued expenses                                                                    52,948
                                                                                ----------------
Total current liabilities                                                                801,092
                                                                                ----------------
Notes payable, stockholder, less current portion                                          44,000
                                                                                ----------------

Stockholders' deficit:
    Preferred stock; no par value; 10,000,000 shares authorized;
      zero shares issued and outstanding
   Common stock; $.0001 par value; 50,000,000 shares authorized;
      6,840,000 shares issued and outstanding                                                684
   Additional paid-in capital                                                            261,697
   Subscription receivable                                                                (1,500)
   Deferred offering costs                                                              (100,000)
   Deficit accumulated during development stage                                         (965,105)
                                                                                ----------------
Total stockholders' deficit                                                             (804,224)
                                                                                ----------------
                                                                                $         40,868


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations


                                                                      Period September 8,
                                                                   1999 (Date of Inception)
                                               Year Ended          through September 30,
                                               September 30,     -----------------------------
                                               2000               1999             2000
                                              ---------------    -------------  --------------
Operating costs and start-up expenses         $       929,505    $      35,600  $      965,105
                                              ===============    =============  ==============

Net loss                                      $     (929,505)    $    (35,600)  $    (965,105)
                                              ===============    =============  ==============

Net loss per share                            $         (.14)    $       (.00)  $        (.14)
                                              ===============    =============  ==============

Weighted average number of common shares            6,555,945                0       6,552,629
                                              ===============    =============  ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
           Consolidated Statements of Changes in Stockholders' Deficit

             Year Ended September 30, 2000 and Periods September 8,
          1999 (Date of Inception) through September 30, 2000 and 1999


                                                                                 Deficit
                                                                               Accumulated
                                                                  Additional     During                    Deferred
                                               Common Stock        Paid -In    Development    Stock        Offering
                                           Shares     Amount       Capital       Stage      Subscription     Cost         Total
                                         -----------  ----------  ----------   -----------   ---------   ------------  ----------
Balance, September 8, 1999 (date of
inception)                                         0  $        0  $        0   $        0    $       0   $          0  $        0
Net loss for the period                                                           (35,600)                                (35,600)
                                         -----------  ----------  ----------   -----------   ---------   ------------  ----------
Balance, September 30, 1999                        0           0           0      (35,600)           0              0     (35,600)
Issuance of common stock, December
1999                                       1,000,000      10,000                              (10,000)
Capital contributions, December 1999                                   1,619                                                1,619
Collection of stock subscription, March
2000                                                                                             4,000                      4,000
Collection of stock subscription, June
2000                                                                                             4,000                      4,000
Acquisition of company                     6,500,000         650      11,850      (12,500)
Recapitalization                         (1,000,000)    (10,000)      (2,500)      12,500
Net loss for the period                                                          (929,505)                               (929,505)
Collection of stock subscription,
September 2000                                                                                     500                        500
Issuance of common stock for cash,           120,000          12                                                               12
July 2000
Issuance of common stock for cash,            15,000           1      14,999
July 2000                                                                                                                  15,000
Issuance of common stock for cash,           100,000          10      99,990
August 2000                                                                                                               100,000
Issuance of common stock for cash,             5,000           1       4,999
September 2000                                                                                                              5,000
Issuance of stock for services,              100,000          10      99,990                                (100,000)
September 2000
Intrinsic value of beneficial conversion
feature of convertible debt, September
2000                                                                  30,750                                               30,750
                                         -----------  ----------  ----------   -----------   ---------   ------------  ----------
Balance, September 30, 2000                6,840,000   $     684  $  261,697   $ (965,093)   $  (1,500)  $  (100,000)  $ (804,224)
                                         ===========  ==========  ==========   ===========   =========   ============  ==========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                           Year Ended    Period September 8, 1999 (Date of
                                                          September 30,   Inception through September 30,
                                                          ------------    ------------    -----------
                                                              2000            1999             2000
                                                          ------------    ------------    -----------

Operating activities
Net loss                                                  $   (929,505)   $    (35,600)   $  (965,105)
Adjustments to reconcile net loss to net cash used by
operating activities:
Note issued in satisfaction of services                         30,750                         30,750
Stock transactions for services                                 (3,988)                        (3,988)
Increase in:
     Prepaids and other assets                                (21,350)                        (21,350)
         Accounts payable and accrued expenses                 722,492          35,600        758,092
                                                          ------------    ------------    -----------
Net cash used by operating activities                        (201,601)               0       (201,601)
                                                          ------------    ------------    -----------
Investing activities
     Acquisition of equipment                                 (16,490)                        (16,490)
                                                          ------------    ------------    -----------
Financing activities
Issuance of stock subscription                                 (1,500)                         (1,500)
Proceeds from issuance of common stock                         130,000                        130,000
Proceeds from incurrence of notes payable                       91,000                         91,000
                                                          ------------    ------------    -----------
Net cash provided by financing activities                      219,500               0        219,500
                                                          ------------    ------------    -----------
Net increase in cash                                             1,409               0          1,409
Cash at beginning of period
                                                          ------------    ------------    -----------
Cash at end of period                                     $      1,409    $          0    $     1,409
                                                          ============    ============    ===========

Supplemental disclosures of cash flow information:


     During the period ended September 30, 1999, a stockholder contributed $1,619 of office equipment to the Company.


     During the year ended September 30, 2000, the Company exchanged $22,000 of accrued liabilities for $18,000 of convertible notes payable and $4,000 in satisfaction of stock subscriptions receivable.


     During the year ended September 30, 2000, the Company exchanged $30,750 of accrued liabilities for $30,750 of convertible notes payable.


     During the year ended September 30, 2000, the Company issued 100,000 shares of common stock for offering costs, valued at fair market value.

The accompanying notes are an integral part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999

1.   Background Information and Business Combination

RDC   International,   Inc.  (the  "Company"),   formerly  Lautrec,   Inc.,  was
incorporated in September 1995 under the laws of the state of Florida. The Company changed its name in December 1999 and has been in its development stage since its incorporation. The Company failed in its attempt to successfully develop its initial business plan and during August 1996, abandoned its efforts. The Company had no operations for the period prior to August 1996. The Company was inactive and there were no transactions from August 1996 to the date of reinstatement by the state of Florida on October 1, 1999.

Retrieval Dynamics Corporation ("Retrieval") was a development stage enterprise incorporated under the laws of the state of Florida on September 8, 1999. This company's principal line of business is as an electronic wireless application provider for mobile professionals. To date, the company's activities have been limited to organizational matters, the structuring of its business plan, the solicitation of capital, and the preliminary negotiation of certain agreements required for initial operations. The corporate headquarters is located in Sarasota, Florida.

On June 30, 2000, Retrieval, the Company, and the individual holders of all of the outstanding capital stock of Retrieval consummated a reverse acquisition pursuant to a certain Share Exchange Agreement (the "Agreement") of such date. Pursuant to the Agreement, the stockholders of Retrieval exchanged all issued and outstanding shares of their common stock in exchange for 4,000,000 shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition. The accompanying consolidated financial statements effectively treat the reorganization as a recapitalization of Retrieval. The historical financial statements are those of Retrieval.

As part of the reorganization, the Company effected a 4-for-1 forward split and a cancellation of 27,500,000 shares. The Company also adopted a September 30 year-end in conjunction with the reorganization.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999


1.   Background Information and Business Combination (continued)

The following pro forma information (unaudited) assumes the acquisition and reorganization had occurred on September 8, 1999:

                                                                 Period September
                                            8, Year Ended     1999 (Date of Inception)
                                            September 30,      through September 30,
                                                 2000           1999       2000
                                             -----------       ------     -------
Operating costs and start-up expenses      $    (940,505)     $ (35,600) $ (976,105)
Loss per share                             $        (.14)     $    (.00) $     (.14)

2.       Significant Accounting Policies

The significant accounting policies followed are:

The financial statements for the period September 8, 1999 (date of inception of Retrieval) through September 30, 1999 include only the operations of Retrieval. The consolidated financial statements as of September 30, 2000 and the year then ended and the period September 8, 1999 (date of inception) through September 30, 2000 include the operations of Retrieval and the Company from the date of the reverse acquisition, June 30, 2000. Intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999



2.   Significant Accounting Policies (continued)

Equipment is stated at cost. Additions and improvements to equipment are capitalized. Maintenance and repairs are expensed as incurred. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs for direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the year ended September 30, 2000 and the periods September 8, 1999 (date of inception) through September 30, 2000 and 1999 amounted to $69,257; $69,257; and $0, respectively. There were no direct-response advertising during any periods presented.

Research and development costs are charged to operations when incurred. The amounts charged for the year ended September 30, 2000 and the periods September 8, 1999 (date of inception) through September 30, 2000 and 1999 amounted to $199,008; $199,008; and $0, respectively.

The Company expenses all costs of developing software to be sold until it is determined that the software is technologically feasible as defined by Statement of Financial Accounting Standards (SFAS) No. 86. As of September 30, 2000, management has determined that they have not met the requirements of SFAS No. 86 to begin capitalizing such costs.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999


2.   Significant Accounting Policies (continued)

Loss per share has been calculated by dividing the net loss for each period by the weighted average number of common shares outstanding in connection with the acquisition as discussed in Note 1. Common share equivalents include convertible debt that was not included in computing diluted loss per share because their effects are anti-dilutive.


3.   Notes Payable

Notes payable as of September 30, 2000 consist of notes totaling $109,000, which is net of a $30,750 unamortized debt discount. These notes call for interest at a rate of nine percent per annum, are payable at maturity, and are unsecured. The notes call for payment within 30 days of certain events, one of which was upon the Company entering into an agreement to merge or reverse merge with another corporation. Due to the business acquisition discussed in Note 1, these notes are currently due. The maker of the note can convert any or all of the principal and interest balance into common stock at a price equal to 50 percent of the market price or the bid/ask price.

The unamortized debt discount is the result of the intrinsic value of the beneficial conversion feature of the note. The debt discount is being amortized over the life of the note.

Subsequent ot year end the Company issued stock in satisfaction of $44,000 of notes. This amount has been reflected as Long Term in the accompanying balance sheet.

4.   Commitments

The Company has entered into a broker agreement with an individual. The individual is to provide investor financing for the Company. In return, the Company will pay the individual three percent of the amount raised, with incremental increases based on the amounts raised. The agreement is for six months and is renewable upon written agreement by both parties.

The Company has also entered into a broker agreement for financing with another broker. The Company will pay the broker eight percent of the amount raised. The agreement is for no less than 180 days and no more than two years. After 180 days, the agreement can be terminated by either party upon written notice.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999


4.   Commitments (continued)

During the year ended September 30, 2000, the Company entered into an agreement to lease space for corporate offices. The lease term is seven years with an option to renew for an additional five years. The agreement calls for an annual rental amount of $72,784, payable in monthly installments of $6,065. In addition to the monthly rental, the Company is obligated to pay an annual common area maintenance fee (CAM) of $15,922, payable in monthly installments of $1,327. The amounts charged to rent expense for the year ended September 30, 2000 and the periods September 8, 1999 (date of inception) through September 30, 2000 and 1999 amounted to $21,596; $21,596; and $0, respectively.

Both the rental amount and CAM shall be increased annually by the percentage of increase in the Consumer Price Index, if any.

The Company also entered into an employment agreement during the year ended September 30, 2000 with one of its employees and two of its officers. Under the terms of these two year agreements, the Company is to pay these individuals an aggregate of $3800,000 and $450,000 for each year respectively. If the individuals positions are eliminated, the Company must pay them an amount equal to six months salary.

During the year ended September 30, 2000, the Company entered into an agreement which provided the company access to any entity's contacts and clients. The Compnay has agreed to pay an ten percent commission on any revenues generated as a result of this agreement. In addition, subsequent to year end, the Company entered into an agreement with this entity for the development and service of software. The company has agreed to pay a fee of $98,000 for the first project and 8% of revenues generated from the use of this software.

5.   Related Party Transactions

During  the year  ended  September  30,  2000,  various  stockholders  performed services and advanced funds to the Company. Included in the Company's consolidated financial statements is $480,484 owed to these stockholders at September 30, 2000. This amount is unsecured and is non-interest bearing.

The above amount is not necessarily indicative of the amount nor terms that would have been incurred or agreed to had a comparable transaction been entered into with independent parties.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999


6.   Income Taxes

Temporary differences giving rise to the deferred tax asset consist primarily of loss carryforwards of approximately $933,000, which may be applied against future taxable income, and approximately $19,000 of net start-up expenses amortizable for tax purposes over five years. These differences give rise to deferred tax assets at September 30, 2000 of approximately $320,000. Management has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the Company's realization of these benefits.

The loss carryforward expires on December 31, 2019.


7.   Subsequent Events

On October 1, 2000, the Company released a private placement memorandum to sell an additional 5,000,000 shares of common stock at $1.00 per share. The proceeds will be used for operating expenses, partnership development, product research and development, and working capital. As of November 16, 2000, the Company has collected approximately $1,706,000.

The following pro forma condensed consolidated balance sheet gives effect to the above event as if it had occurred on September 30, 2000:

Assets
   Current assets                                    $     1,723,759
   Other assets                                               23,109
Total assets                                         $     1,746,868
Liabilities and Stockholders' Equity
   Current liabilities                               $       801,092
   Long term liabilities                                      44,000
Stockholders' equity:
    Preferred stock                                                0
    Common stock                                                 855
    Additional paid-in capital                             1,867,526
   Subscription receivable                                    (1,500)
   Deficit accumulated during development stage             (965,105)
Total stockholders' equity                                   901,776
Total liabilities and stockholders' equity           $     1,746,868

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

             Year Ended September 30, 2000 and Periods September 8, 1999 (Date of Inception) through September 30, 2000 and 1999


7.   Subsequent Events (continued)

The Company entered into an agreement to lease space for corporate offices on November 1, 2000. The lease term is for five years. The agreement calls for an annual rental amount of $96,096 payable in monthly installments of $8,008, for the first year. The lease contains scheduled annual increases in rent over the lease term. The following is a schedule of the future payments required under this lease.


     Year ended September 30
     ------------------------

          2001                $ 88,088
                              ========

          2002                $152,724
                              ========

          2003                $164,164
                              ========

          2004                $171,028
                              ========

          2005                $177,892
                              ========

          2006                $ 14,872
                              ========

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                 Age           Position(s) with Company
---------------      -----      -----------------------------------------
John Harkola         48         Chairman, Chief Executive Officer

Anthony Cella        55         Chief Financial Officer, Vice-Chairman

Clifford Tager       42         Secretary, Director

Donald Mintmire      56         Director

Alan Reiter          48         Director

Brad Vossler         44         Director

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

         There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

John Harkola is Chairman and Chief Executive Officer. His 30-year career in executive management and marketing for a client base that included such firms as Kodak, Bausch & Lomb, Xerox and IBM is steeped in technology applications. He has won international and national awards and industry honors. Mr. Harkola was previously the executive vice president/director of a marketing/media production company based in Rochester, New York and Dallas, Texas, and of a marketing communications firm in Lincoln, Nebraska.

Anthony A. Cella, C.P.A., is Chief Financial Officer and Vice-Chairman. He is a graduate of St. John's University in New York and received his masters degree in finance from NYU. His background is in SEC filings and financing start-up operations. Prior to joining the company, he was CFO with a technology-based operation. Mr. Cella started his career with Ernst & Young, a New York-based public accounting firm, and moved into private industry in 1970, with USV Pharmaceutical Corporation and Ametek, Inc.

Clifford Tager is the Intellectual Property Counsel, Corporate Secretary, and a member of the Board of Directors. Mr. Tager established his private law practice in 1991. He specializes in all aspects of intellectual property law matters including patents, trademarks, copyrights, trade secrets, trade dress, computer software, licensing and litigation. Mr. Tager received a Juris Doctorate from The George Washington University, National Law Center.

Donald F. Mintmire, a Director, was born August 15, 1944, graduate of University of Kentucky (J.D. 1969); Georgetown University (LLM 1980); admitted to practice in Kentucky, Maryland, District of Columbia, Tennessee and Florida. Mr. Mintmire currently maintains his practice at 265 Sunrise Avenue, Suite 204, Palm Beach, Florida 33480.

Alan Reiter, a Director, is president of the pioneering consulting firm Wireless Internet & Mobile Computing. Mr. Reiter has been analyzing the convergence of the wireless communications and computing industries since 1978. His firm analyzes such areas as smart wireless devices, wireless e-commerce, wireless information services, wireless portals, wireless access to corporate databases, wireless security and wireless advertising. Clients range from multinationals to small startups and have included/include: BellSouth, Ericsson, Motorola, Nokia, Proxicom and the Wireless Data Forum. Previously, Mr. Reiter established the world's first wireless computing newsletter and was instrumental in establishing the world's first cellular magazine. He also established the first cellular conference, the first wireless data conference and helped develop Telocator
Network of America (now called the Personal Communications Industry Association). Mr. Reiter has a B.A. in English and Writing, a M.S. in broadcasting, and has completed additional graduate courses in electrical engineering for telecommunications, and science, technology and foreign affairs.

Bradley J. Vossler, a Director, is the Chief Development Officer for Retrieval and has been at the forefront of computer applications technology for the past ten (10) years. He has extensive experience with Internet-related technologies and specializes in using both emerging and established technology to satisfy business needs. His unique blend of business and computer education from the University of Nebraska-Lincoln and experience allows him to envision and build practical applications for today's business world. Mr. Vossler has worked with businesses of every size from single-owner consulting companies to multi-national information technology corporations. His background includes the use of several programming platforms; Internet and Intranet networking planning, installation and configuration; and SQL database management and configuration.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

Name and Post    Year   Annual     Annual   Annual  LT     LT Comp Options  LTIP      All Other  (1)
                        Comp       Comp     Comp    Comp                    Payouts
                        Salary     Bonus($) Other   Rest
                            (1)                     Stock
------------    -----   -------   --------  -----   ------  --------------- --------  -------------
John Harkola,    1999   $9,200                      (2)                               $26,992
Chairman, and                                                                         (relocation)
CEO(3)           2000   $110,000
Anthony Cella,   1999   $0                          (2)                               $6,909
Vice-Chairman                                                                         (expenses)
and Director     2000   $80,000
(4)(8)
Clifford Tager,  1999   $0                                                            $51,750
Secretary and    2000                                                                 (legal fees)
Director                $0
(5)(6)(7)
Donald           1999   $0
Mintmire,
Director         2000   $0

Alan Reiter,     1999   $0                          (2)
Director
                 2000   $0
Brad Vossler,    1999   $9,200                      (2)                               $210
Director                                                                              (expenses)
                 2000   $54,400


(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) In June 2000, the Company conducted a share exchange with Retrieval and the shareholders of Retrieval, whereby the Company issued 4,000,000 shares of its Common Stock in exchange for shares representing one hundred percent (100%) of the issued and outstanding Common Stock of Retrieval. Retrieval became a wholly owned subsidiary of the Company as part of this transaction. In connection with the exchange, Peter Voghel, the Company's past Chairman and Chief Executive Officer received 1,480,000 shares, John Harkola, the Company's current Chairman and Chief Executive Officer received 800,000 shares, Brad Vossler, a current Director of the Company received 600,000 shares, Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman received 80,000 shares and Alan Reiter a current Director received 40,000 shares. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code,
     Section 11.602 of the Maryland Code and Section 8-1111(14) of the Nebraska Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In September 1999, prior to its acquisition by the Company, Retrieval entered into an employment agreement with John Harkola, the Company's current Chairman and Chief Executive Officer. Mr. Harkola received a monthly installment based upon an annual salary in the amount of $110,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part III, Item
     11. "Security  Ownership of Certain Beneficial Owners and Management";  and
     Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In March 2000, prior to its acquisition by the Company, Retrieval entered into an employment agreement with Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman. Mr. Cella received a monthly installment based upon an annual salary in the amount of $120,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In March 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $15,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty
     (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all of said principal but none of the interest to 30,000 shares of the Company's restricted Common Stock The interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See
     Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $6,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty
     (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part III,
     Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(7)  In August 2000,  Retrieval executed a convertible note in favor of Clifford
     L. Tager, the Company's current Secretary and Director, in the principal amount of $30,750. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(8) In July 2000, the Company authorized issuance of 120,000 shares to Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman for services rendered to the Company, although the shares were not issued until November 2000. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of September 30, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of           Title of  Amount and Nature of  Percent of
Beneficial Owner               Class      Beneficial Owner         Class
-------------------------     --------  --------------------  -----------
John Harkola(1)(2)(6)         Common       800,000             11.7%

Anthony Cella(1)(3)(6)(8)     Common        80,000              1.2%

Clifford Tager(1)(4)(5)(7)    Common        30,000              0.4%

Donald Mintmire(1)            Common             0                0%

Alan Reiter(1)(6)             Common        40,000              0.6%

Brad Vossler(1)(6)            Common       600,000              8.8%

All Executive Officers and    Common     1,550,000             22.7%
Directors as a Group
(Six (6) persons)

Peter Voghel(1)               Common     1,480,000             21.6%
-------------------

(1) The address for each of the above is c/o RDC International, Inc. 1819 Main Street, Suite 702, Sarasota, FL 34236.

(2) In September 1999, prior to its acquisition by the Company, Retrieval entered into an employment agreement with John Harkola, the Company's current Chairman and Chief Executive Officer. Mr. Harkola received a monthly installment based upon an annual salary in the amount of $110,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In March 2000, prior to its acquisition by the Company, Retrieval entered into an employment agreement with Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman. Mr. Cella received a monthly installment based upon an annual salary in the amount of $120,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In March 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $15,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty
     (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all of said principal but none of the interest to 30,000 shares of the Company's restricted Common Stock The interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $6,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty
     (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In June 2000, the Company conducted a share exchange with Retrieval and the shareholders of Retrieval, whereby the Company issued 4,000,000 shares of its Common Stock in exchange for shares representing one hundred percent (100%) of the issued and outstanding Common Stock of Retrieval. Retrieval became a wholly owned subsidiary of the Company as part of this transaction. In connection with the exchange, Peter Voghel, the Company's past Chairman and Chief Executive Officer received 1,480,000 shares, John Harkola, the Company's current Chairman and Chief Executive Officer received 800,000 shares, Brad Vossler, a current Director of the Company received 600,000 shares, Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman received 80,000 shares and Alan Reiter a current Director received 40,000 shares. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code,
     Section 11.602 of the Maryland Code and Section 8-1111(14) of the Nebraska Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

(7)  In August 2000,  Retrieval executed a convertible note in favor of Clifford
     L. Tager, the Company's current Secretary and Director, in the principal amount of $30,750. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

(8) In July 2000, the Company authorized issuance of 120,000 shares to Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman for services rendered to the Company, although the shares were not issued until November 2000. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

         There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

         In September 1999, prior to its acquisition by the Company, Retrieval entered into an employment agreement with John Harkola, the Company's current Chairman and Chief Executive Officer. Mr. Harkola received a monthly installment based upon an annual salary in the amount of $110,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years.

         In March 2000, prior to its acquisition by the Company, Retrieval entered into an employment agreement with Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman. Mr. Cella received a monthly installment based upon an annual salary in the amount of $120,000 until November 2000. At that time, his annual salary (and his monthly installment) was increased to $160,000. He receives an automobile allowance of $1,000 per month and cellular phone service at the expense of Retrieval. He is also entitled to other benefits including life insurance, health insurance, participation in Retrieval's bonus incentive program and participation in a stock option plan as they become available. The term is for a period of two (2) years.

         In March 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $15,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all of said principal but none of the interest to 30,000 shares of the Company's restricted Common Stock The interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $6,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b- 31-21b-9b of the Connecticut Code.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Ned W. Shawkey and Helen Shawkey, Trustees in the principal amount of $10,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert $1,000 of said principal to 2,000 shares of the Company's restricted Common Stock The remaining principal and interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Charles H. Fridley and Teresa S. Fridley in the principal amount of $50,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert $25,000 of said principal plus $2493.49 of interest to 54,987 shares of the Company's restricted Common Stock The remaining principal and interest is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

         In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Janet Molino-Bem in the principal amount of $25,000. The note bore interest at a rate of nine percent (9%) per annum. The note matured thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note has since been repaid in full. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

         In June 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Kirk Groome and Alma Groome JT in the principal amount of $3,000. The note bore interest at a rate of nine percent (9%) per annum. The note matured thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder had the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected to convert all principal and interest to 6,206 shares of the Company's restricted Common Stock. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

         In June 2000, the Company conducted a share exchange with Retrieval and the shareholders of Retrieval, whereby the Company issued 4,000,000 shares of its Common Stock in exchange for shares representing one hundred percent (100%) of the issued and outstanding Common Stock of Retrieval. Retrieval became a wholly owned subsidiary of the Company as part of this transaction. In connection with the exchange, Peter Voghel, the Company's past Chairman and Chief Executive Officer received 1,480,000 shares, John Harkola, the Company's current Chairman and Chief Executive Officer received 800,000 shares, Brad Vossler, a current Director of the Company received 600,000 shares, Anthony Cella, the Company's current Chief Financial Officer and Vice- Chairman received 80,000 shares and Alan Reiter a current Director received 40,000 shares. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code, Section 11.602 of the Maryland Code and Section 8-1111(14) of the Nebraska Code.

         In July 2000, the Company authorized issuance of 120,000 shares to Anthony Cella, the Company's current Chief Financial Officer and Vice-Chairman for services rendered to the

Company, although the shares were not issued until November 2000. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

         In July 2000, the Company issued Quantam an option to purchase 100,000 shares of the Company's restricted Common Stock at a an exercise price of $0.001 per share. Such option was exercisable for a period of one (1) year. Until the option was exercised, the option carried certain anti-dilution rights. In July 2000, Quantam exercised such option, but was not issued 100,000 shares until November 2000. The shares carry piggy-back registration rights. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

         In November 2000, Retrieval entered into a lease with Osprey, S.A., Ltd. for the premises located at 1819 Main Street, Suites 702 and 703, Sarasota, FL 34236. The lease is for a period of five (5) years. Rent for the first year is $8,008 per month, for the second year is $13,156 per month, for the third year is $13,728 per month, for the fourth year is $14,300 per month and for the fifth year is $14,872 per month. The property serves as both Retrieval's and the Company's main headquarters and consists of approximately six thousand eight hundred sixty four (6,864) square feet of office space.

         From the date of the Agreement in June 2000, to the end of the fiscal year (September 30, 2000), the Company sold 120,000 shares to three (3) investors for a total of $120,000. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code and Section 460-44A-506 of the Washington Code.

         In August 2000, Retrieval executed a convertible note in favor of Clifford L. Tager, the Company's current Secretary and Director, in the principal amount of $30,750. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's Common Stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's Common Stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. The note is still outstanding. For such offering, the Company relied upon the 506 Exemption and Section 36b-31-21b-9b of the Connecticut Code.

Item 13.          Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Exhibit Name
-----------       ---------------------
3.(i).1  [1]      Articles of Incorporation of Lautrec, Inc. filed September 18, 1995.

3.(i).2  [1]      Articles of Amendment to Articles of Incorporation filed December 6, 1999.

3.(i).3  [3]      Articles of Amendment to Articles of Incorporation changing the name to RDC
                  International, Inc. filed July 11, 2000.

3.(ii).1 [1]      Bylaws of the Company.

4.1      [2]      Share Exchange Agreement between the Company, Retrieval Dynamics Corporation and the shareholders of Retrieval Dynamics Corporation dated June 30, 2000.

4.2      *        Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated March 1, 2000.

4.3      *        Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated April 1, 2000.

4.4      *        Convertible Note by Retrieval Dynamics Corporation in favor of Ned W. Shawkey and Helen Shawkey Trustees dated April 11, 2000.

4.5      *        Convertible Note by Retrieval Dynamics Corporation in favor of Charles H. Fridley and Teresa S. Fridley JT dated April 11, 2000.

4.6      *        Convertible Note by Retrieval Dynamics Corporation in favor of Janet Molino-Bem dated April 11, 2000.

4.7      *        Convertible Note by Retrieval Dynamics  Corporation in favor of Kirk Groome and Alma Groome JT dated June 15, 2000.

4.8      *        Offering Memorandum dated September 30, 2000.

4.9      *        Form of Subscription Agreement pursuant to September 30, 2000 Offering
                  Memorandum.

4.10     *        Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated August 1, 2000.

10.1     *        Employment Agreement between Retrieval Dynamics Corporation and John Harkola dated September 1, 1999.

10.2     *        Employment Agreement between Retrieval Dynamics Corporation and Anthony
                  Cella dated March 1, 2000.

10.3     *        Cooperation Agreement between Retrieval Dynamics Corporation and Phone Online,
                  Inc. dated September 2000.

10.4     *        Web Development Agreement between Retrieval Dynamics Corporation and
                  MethodFactory, Inc. dated September 13, 2000.

10.5     *        Contact Import and Customer Service Scope Agreement between Retrieval
                  Dynamics Corporation and MethodFactory, Inc. dated October 25, 2000.

10.6     *        Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     *        Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     *        Option Agreement between the Company and Quantam Financial Management
                  Company.

---------------
(*  Filed herewith)
                                       58

[1] Previously filed with the Company's Registration Statement on Form 10SB filed February 22, 2000.

[2] Previously filed with the Company's Current Report on Form 8-K filed July 14, 2000.

[3] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 21, 2000.

(b) A report on Form 8-K was filed on July 14, 2000 reporting the Share Exchange conducted between the Company, Retrieval Dynamics Corporation and the shareholders of Retrieval Dynamics Corporation on June 30, 2000. An amended report on Form 8-KA was filed on September 29, 2000 which included the required financial statements of Retrieval Dynamics Corporation.




                [Balance of this page intentionally left blank]

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RDC International, Inc.
                                         (Registrant)


Date: January 16, 2001     By: /s John Harkola
                           --------------------------------------------
                                John Harkola, Chairman and CEO

                           By: /s/ Anthony Cella
                           --------------------------------------------
                                 Anthony Cella, CFO and Vice-Chairman

                           By: /s/ Clifford Tager
                           --------------------------------------------
                                 Clifford Tager, Secretary and Director

                           By: /s/ Donald F. Mintmire
                           --------------------------------------------
                                 Donald F. Mintmire, Director

                           By: /s/ Alan Reiter
                           --------------------------------------------
                           Alan Reiter, Director

                           By: /s/ Brad Vossler
                           --------------------------------------------
                            Brad Vossler, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                        Date

/s/ John Harkola              Chairman and CEO             January 16, 2001
------------------------
John Harkola

/s/ Anthony Cella             CFO and Vice-Chairman       January 16, 2001
------------------------
Anthony Cella

/s/ Clifford Tager            Secretary and Director      January 16, 2001
------------------------
Clifford Tager

/s/ Donald F. Mintmire        Director                    January 16, 2001
------------------------
Donald F. Mintmire

/s/Alan Reiter                Director                    January 16, 2001
------------------------
Alan Reiter

/s/ Brad Vossler              Director                    January 16, 2001
------------------------
Brad Vossler