Form 10-Q
period 2000-12-31
RDC INTERNATIONAL INC
filed 2001-02-20
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2000

Commission file no.:  000-29639

                             RDC International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                                         65-0950425
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1819 Main Street, Suite 702
Sarasota, FL                                                   34236
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (941) 365-9955

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
   Title of each class                                      which registered

      None                                                        None
----------------------                                   ----------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696
                                      Fax: (561) 659-5371

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes       X       No
                           ----           ----

         As of December 31, 2000, there were 10,099,000 shares of voting stock of the registrant issued and outstanding.

Part I.  FINANCIAL INFORMATION






                        Consolidated Financial Statements

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

            Three Months Ended December 31, 2000 and 1999 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2000 (Unaudited)

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

            Three Months Ended December 31, 2000 and 1999 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2000 (Unaudited)








                                    Contents


Consolidated Financial Statements:

         Consolidated Balance Sheet............................................1
         Consolidated Statements of Operations                .................2
         Consolidated Statements of Changes in Stockholders' Equity............3
         Consolidated Statements of Cash Flows.................................5
         Notes to Consolidated Financial Statements............................7

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                December 31, 2000
                                   (Unaudited)

Assets
Current assets:
      Cash                                                              $          851,098
      Prepaid expenses and deposits                                                 16,349
                                                                        ------------------
Total current assets                                                               867,447
                                                                        ------------------

Furniture and equipment, net of accumulated depreciation                           303,431
                                                                        ------------------

Other assets:
      Software                                                                   1,564,312
      Other                                                                          5,000
Total other assets                                                               1,569,312
                                                                        ------------------
                                                                        $        2,740,190
                                                                        ==================

Liabilities and Stockholders' Equity
      Current liabilities:
      Accounts payable, trade                                           $          276,854
      Accounts payable, stockholders                                               257,100
      Note payable                                                                  25,000
      Accrued expenses                                                              44,871
                                                                        ------------------
Total current liabilities                                                          603,825
                                                                        ------------------

Stockholders' equity:
     Preferred stock; no par value;  10,000,000 shares authorized;
      zero shares issued and outstanding
     Common stock; $.0001 par value; 50,000,000 shares authorized;
      10,464,456 shares issued and outstanding                                       1,046
      Additional paid-in capital                                                 3,835,938
      Subscription receivable                                                     (189,080)
      Deferred offering costs                                                     (163,900)
      Deficit accumulated during development stage                              (1,347,639)
                                                                        ------------------
      Total stockholders' equity                                                 2,136,365
                                                                        ------------------
                                                                        $        2,740,190
                                                                        ==================


                  The accompanying notes are an integral part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations


                                                                                              Period September 8,
                                                                                                 1999 (Date of
                                                                                              Inception) through
                                                  Three Months Ended December 31,                December 31,
                                            --------------------------------------------
                                                    2000                    1999                     2000
                                            --------------------    --------------------    -----------------------
                                                (Unaudited)             (Unaudited)               (Unaudited)
Operating costs and start-up expenses       $            382,534    $            170,424    $            1,347,639
                                            ====================    ====================    =======================
Net loss                                    $           (382,534)   $           (170,424)   $            (1,347,639)
                                            ====================    ====================    =======================
Net loss per share                          $               (.04)   $               (.03)   $                 (.33)
                                            ====================    ====================    =======================
Weighted average number of common shares               9,243,172               6,500,000                  4,019,896
                                            ====================    ====================    =======================









                  The accompanying notes are an integral part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

            Three Months Ended December 31, 2000 and 1999 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2000 (Unaudited)

                                                                                 Deficit
                                                                              Accumulated
                                                                 Additional       During                      Deferred
                                                                  Paid-In      Development        Stock       Offering
                                          Common Stock            Capital         Stage       Subscription      Cost        Total
                                    --------------------------  -----------  --------------  -------------  -----------  ---------
                                      Shares         Amount
                                    -----------   ------------
Balance, September 8, 1999                    0   $           0 $         0  $            0  $           0  $         0  $       0
(date of inception)
Net loss for the period                                                             (35,600)                               (35,600)
                                    -----------   ------------  -----------  --------------  -------------  -----------  ----------
Balance, September 30, 1999                   0              0            0         (35,600)             0            0    (35,600)
Issuance of common stock,
December 1999                         1,000,000         10,000                                     (10,000)
Capital contributions,
December 1999                                                         1,619                                                  1,619
Collection of stock subscription,
March 2000                                                                            4,000                                  4,000
Collection of stock subscription,
June 2000                                                                             4,000                                  4,000
Acquisition of company                6,500,000            650       11,850         (12,500)
Recapitalization                     (1,000,000)       (10,000)      (2,500)         12,500
Net loss for the year                                                              (929,505)                              (929,505)
Collection of stock subscription,
September 2000                                                                                         500                     500
Issuance of common stock for
services, July 2000                     120,000             12                                                                  12
Issuance of common stock for cash,
July 2000                                15,000              1       14,999                                                 15,000
Issuance of common stock for cash,
August 2000                             100,000             10       99,990                                                100,000
Issuance of common stock for cash,
September 2000                            5,000              1        4,999                                                  5,000
Issuance of common stock for                                                                                   (100,000)
services, September 2000                100,000             10       99,990
Intrinsic value of beneficial
conversion feature of convertible
debt, September 2000                                                 30,750                                                 30,750
                                    -----------   ------------  -----------  --------------  -------------  -----------  -----------
Balance, September 30, 2000           6,840,000            684      261,697        (965,105)        (1,500)    (100,000)  (804,224)
Issuance of common stock for stock
subscription, November 2000             189,080             40      189,040                       (189,040)
Collection of stock subscription,
November 2000                                                                                        1,500                  1,500
Issuance of common stock and
warrants for cash, November 2000      3,347,170            314    3,346,856                                             3,347,170


                  The accompanying notes are an integral part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

       Consolidated Statements of Changes in Stockholders' Equity (cont.)

            Three Months Ended December 31, 2000 and 1999 (Unaudited)
                and Periods September 8, 1999 (Date of Inception)
                      through December 31, 2000 (Unaudited)


                                                                             Deficit
                                                                           Accumulated
                                                              Additional     During                      Deferred
                                                               Paid-In      Development        Stock     Offering
                                          Common Stock         Capital       Stage        Subscription     Cost        Total
                                     -----------------------  ------------ -------------  -------------  -----------  ---------
                                      Shares       Amount
                                     ----------- -----------
Issuance of common stock for              50,000           4       49,996                                                 50,000
services, November 2000
Issuance of common stock for              38,206           4       19,099                                                 19,103
convertible dent, November 2000
                                     ----------- -----------  ------------ -------------  -------------  -----------  -----------
Redemption of convertible debt and                                (30,750)                                               (30,750)
reversal of intrinsic value of
beneficial conversion feature,
November 2000
Offering costs paid during the period                                                                        (63,900)    (63,900)
Net loss for the period                                                         (382,534)                               (382,534)
                                     ----------- -----------  ------------ -------------  -------------  -----------  -----------
Balance, December 31, 2000
(unaudited)                           10,464,456  $    1,046  $  3,835,938 $  (1,347,639) $    (189,080) $  (163,900) $2,136,365
                                     =========== ===========  ============ =============  =============  ===========  ===========












                  The accompanying notes are an integral part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                                            Period September
                                                                                                           8, 1999 (Date of
                                                                     Three Months Ended December 31,       Inception) through
                                                                    ----------------------------------        December 31,
                                                                       2000               1999                 2000
                                                                    --------------    ----------------    --------------------
                                                                    (Unaudited)        (Unaudited)            (Unaudited)
Operating activities
     Net loss                                                      $     (382,534)    $      (170,424)    $        (1,347,639)
Adjustments to reconcile net loss to net cash used by operating activities:
     Note issued in satisfaction of accounts payable                                                                   22,000
     Depreciation                                                          10,434                                      10,434
     Increase in prepaids and other assets                                                                            (21,349)
     Increase (decrease) in accounts payable and accrued expenses
                                                                         (317,757)            170,424                 418,334
                                                                    --------------    ----------------    --------------------
     Net cash used by operating activities                               (689,857)                  0                (918,220)
                                                                    --------------    ----------------    --------------------
Investing activities
     Development of software                                           (1,514,311)                                 (1,514,311)
     Acquisition of furniture and equipment                              (135,265)                                   (153,374)
                                                                    --------------    ----------------    --------------------
     Net cash used by investing activities                             (1,649,576)                                 (1,667,685)
                                                                    --------------    ----------------    --------------------
Financing activities
     Proceeds from stock subscription                                       1,500
     Deferred offering costs                                              (63,900)                                    (63,900)
     Proceeds from issuance of common stock and warrants                3,347,272                                   3,474,903
     (Payments) proceeds from incurrence of notes payable                 (95,750)                                     26,000
                                                                    --------------    ----------------    --------------------
     Net cash provided by financing activities                          3,189,122                                   3,437,003
                                                                    --------------    ----------------    --------------------
Net increase in cash                                                      849,689                   0                 851,098
Cash at beginning of period                                                 1,409                   0                       0
                                                                    --------------    ----------------    --------------------
Cash at end of period                                                $    851,098                   0      $          851,098

Supplemental disclosures of cash flow information:

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

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




Supplemental disclosures of cash flow information (continued):

     During the year ended September 30, 2000, the Company exchanged $30,750 of accrued liabilities for $30,750 of convertible notes payable.

     During the year ended September 30, 2000, the Company issued 100,000 shares of common stock for offering costs valued at fair market value.

     During the period ended December 31, 2000, the Company converted $19,000 of notes payable into 38,206 shares of common stock.

     During the period ended December 31, 2000, the Company purchased $160,491 of fixed assets in exchange for a payable.

     During the period ended December 31, 2000, the Company issued 50,000 shares of common stock in exchange for services that the Company has capitalized in the development of software.

     During the period ended December 31, 2000, the Company issued 189,080 shares of common stock in exchange for subscription agreements totaling $189,080.












                  The accompanying notes are an integral part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2000 and 1999 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2000 (Unaudited)



1.      Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended December 31, 2000 and 1999, and the period September 8, 1999 (date of inception) through December 31, 2000, (b) the financial position at December 31, 2000, and (c) cash flows for the three-month periods ended December 31, 2000 and 1999, and the period September 8, 1999 (date of inception) through December 31, 2000, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of those to be expected for the entire year.


2.      Stock Warrants

As part of the private placement memorandum, several stockholders were granted warrants to purchase a total of 1,075,500 shares of the Company's common stock at an exercise price of $1.50 per share. These options may be exercised beginning January 2001 and expire in January 2003.

Item 2. Management's Discussion and Analysis

General

         Since the exchange of shares between RDC International, Inc. f/k/a Lautrec, Inc., a Florida corporation (the "Company" or "RDC"), its wholly owned subsidiary Retrieval Dynamics Corporation, a Florida corporation ("Retrieval") and the shareholders of Retrieval in June 2000, the Company has been conducting a private offering of its Common Stock at a price of $1.00 per share. As of December 31, 2000, the Company has sold 3,259,000 shares of its Common Stock to one hundred five (105) investors for a total of $3,259,000. Although no certificates have yet been issued evidencing the shares, all subscriptions have been accepted by the Company. Of the 3,259,000 shares, 342,000 shares were sold to thirteen (13) investors for a total of $342,000 for which no state filing was necessary. An additional $1,735,000 has been received from sixty-two (62) investors, for which the Company has filed with several state securities boards for exemptions from registration. Lastly, incomplete subscription agreements have been received by the Company representing 1,182,000 shares. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506"), Section R14-4-126 of the Arizona Code, Section 23-42-509. (c)(1) of the Arkansas Code, Section 25102.1 of the California Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 10-5-9(13) of the Georgia Code, Section 130.293 of the Illinois Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17- 1270a of the Kansas Code, Section Sec. 292.327 of the Kentucky Code, Section 402(b)(9) of the Massachusetts Code,
Section 80 A.15 Subd. 2(h) of the Minnesota Code, Section 58-13B-24(R) of the New Mexico Code, Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code, Section 1707.03(x) of the Ohio Code, Title 71 of the Oklahoma Code, Section 211(b) of the Pennsylvania Code, Order 97018 for Regulation D Offerings of the South Carolina Code, Section 109.13 of the Texas Code, Section Section 4209a of the Vermont Code, Section 21 VAC 5-40-120 of the Virginia code, Section 460-44A-506 of the Washington Code, Section 551.29(2) of the Wisconsin Code and Section 17-4-114 of the Wyoming Code. No state exemption was necessary for the sale made to a Canadian investor.

         The facts relied upon to make the Arizona Exemption include the following: (i) shares were sold to less than thirty-five (35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

         The facts relied upon to make the Arkanas exemption available include: with respect to any security that is a covered security under Sec. 18(b)(4)(D) of the Securities Act of 1933, the commissioner, by rule or order, may require the issuer to file a notice on SEC Form D and a consent to service of process signed by the issuer no later than fifteen (15) days after the first sale of such covered security in this state, together with a fee in the amount of one tenth of one percent (.001%) of the maximum aggregate offering price at which the securities are to be offered in this state, but the fee shall in no case be less than one hundred dollars ($150) or more than five hundred dollars ($500).

         The facts relied upon to make the California Exemption include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

         The facts relied upon to make the Connecticut exemption applicable, include the following: (i) the aggregate commission, discount or other similar remuneration paid or given directly or indirectly in connection with the sale, excluding legal, accounting and printing fees, did not exceed fifteen percent (15%) of the initial offering price, (15% of the initial offering price means 15% of the number of securities sold multiplied by the offering price of those securities) (ii) the issuer exercised reasonable care to ensure compliance with limitations on resale, and (ii) prior to the first sale of securities in Connecticut, the issuer filed with the Connecticut commissioner, manually signed notice on Form D, which notice included an undertaking by the issuer to furnish state securities administrators, upon their written request, with information furnished by the issuer to offerees, consent to service of process on Form U-2, the filing fee proscribed by the general statutes and the name and address of the person(s) who offered and sold the securities in Connecticut.

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

         The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the 12 month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

         The facts relied upon to make the Illinois Exemption include the following: (i) the Company filed a completed SEC Form D with the Illinois Securities Department of the Secretary of State; and (ii) the Company paid an appropriate filing fee to the Illinois Securities Department.

            The facts relied upon to make the Indiana Exemption include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than 15 days after the securities were first sold in Indiana; (ii) for any sales made to nonaccredited investors, the issuer believed that their securities are suitable for purchasers or that purchasers have sufficient experience in financial matters; and (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates.

         The facts relied upon to make the Kansas Exemption available include the following: (i) the transaction involved the offer or sale of securities made in compliance with the federal securities act of 1933, regulation D, rules
230.505 or 230.506 except paragraph (b)(2)(ii), or both, including any offer or sale made exempt by application of Rule 508(a), as made effective in federal securities act of 1933 release nos. 33-6389, 33-6663, 33-6758 and 33-6825, and which satisfied the conditions, limitations, and requirements of this regulation; (ii) no commission, finders fee, or other remuneration was paid or given, directly or indirectly, for soliciting any prospective purchaser, or in connection with the sale of securities in reliance on this exemption, unless the recipient was appropriately registered in Kansas as a broker-dealer, agent or investment advisor; (iii) none of the Company's directors, officers, general partners, beneficial owners of ten percent (10%) or more of any class of its equity securities, any of its promoters currently connected with it in any capacity, or any person, other than a broker-dealer currently registered under K.S.A. 17-1254, who has been or will be paid or given, directly or indirectly, any commission or similar remuneration for solicitation of any prospective purchaser or in connection with sales of securities in reliance on this regulation: (a) has filed a registration statement which is subject to a currently effective stop order entered pursuant to any state law within five (5) years prior to the commencement of the offering, (b) has been convicted, within five (5) years prior to the commencement of the offering, of any felony or misdemeanor in connection with the purchase or sale of any security or any felony involving fraud or deceit including, but not limited to, forgery, embezzlement, obtaining money under false pretenses, larceny or conspiracy to defraud, (c) is currently subject to any state administrative order or judgement entered by a state securities administrator within five (5) years prior to the commencement of the offering or is subject to any state administrative order or judgement in which fraud or deceit was found and the order of judgement was entered within five (5) years prior to the commencement of the offering, (d) is currently subject to any state administrative order or judgement which prohibits the use of any exemption from registration in connection with the purchase or sale of securities, or (e) is subject to any order, judgement or decree of any court of competent jurisdiction temporarily or preliminarily restraining or enjoining, or is subject to any order, judgement or decree of any court of competent jurisdiction entered within five (5) years prior to the commencement of the offering permanently restraining or enjoining, that person from engaging in or continuing any conduct or practice in connection with the purchase or sale of any security or involving the making of any false filing with any state, (iv) the issuer filed a manually signed notice on Form D not later than fifteen (15) days after the first sale of securities in an offering under this exemption which contained an undertaking by the issuer to furnish the commissioner, upon written request, the information furnished by the issuer to offerees.

         The facts relied upon to make the Kentucky Exemption include the following: (i) the Company filed a completed SEC Form D with the Kentucky Department of Financial Institutions; (ii) the Company executed a Form U-2 consent to service of process in the state of Kentucky; (iii) the Forms were filed not later than 15 days after the first sale of the securities in Kentucky; and (iv) the Company paid an appropriate filing fee of $250.

         The facts relied upon to make the Massachusetts Exemption available include the following: (i) the Company did not offer to more than twenty-five persons in Massachusetts during any period of twelve months; (ii) the Company reasonably believed that all the buyers in Massachusetts were purchasing for investment; and (iii) the offer did not involve the payment of any commission or other remuneration for soliciting any buyer in Massachusetts, therefore no notice to the secretary of state was required to be filed; (iv) a Form D was filed with the Commonwealth; (v) a Form U-2 Consent to Service of Process was filed with the Commonwealth and (vi) the appropriate fee was submitted to the Commonwealth.

         The facts relied upon to make the Minnesota Exemption available include the following: (i) bad boy provisions of the rule apply to the Company; (ii) no commission or other remuneration was paid for soliciting any prospective buyer;
(iii) the Company filed a completed SEC Form D with the Minnesota Department of Commerce signed by a person duly authorized by the issuer; (iv) the Company executed a Form U-2 consent to service of process in the state of Minnesota; (v) the Forms were filed not later than 15 days after the first sale of the securities in Minnesota; (vi) the Company paid an appropriate filing fee of $50.00 to the Minnesota Department of Commerce.

         The facts relied upon to make the New Mexico Exemption include the following: (i) the Company filed a completed SEC Form D with the New Mexico Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of New Mexico; (iii) the Forms were filed not later than 15 days after the first sale of the securities in New Mexico; (iv) the Company provided a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee.

         For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

         The facts relied upon to make the North Carolina Exemption include the following: (i) the Company filed a completed SEC Form D with the North Carolina Department of the Secretary of State Securities Division; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company executed a Form U-2 consent to service of process; and (iv) the Company paid an appropriate filing fee of $75.

         The facts relied upon to make the Ohio Exemption include the following:
(i) the Company filed a completed SEC Form D with the Ohio Division of Securities; (ii) the Company executed a Form U-2 consent to service of process in the state of Ohio; (iii) the forms were filed not later than 15 days after the first sale of the securities in Ohio; and (iv)February 20, 2001 the Company paid an appropriate filing fee of $100.

         The facts relied upon to make the Pennsylvania Exemption include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company paid an appropriate filing fee.

         The facts relied upon to make the South Carolina Exemption include the following: (i) the Company filed a completed SEC Form D with the South Carolina Attorney General; (ii) the Company executed a Form U-2 consent to service of process in the state of South Carolina; (iii) the forms were filed not later than 15 days after the first sale of the securities in South Carolina; (iv) the Company provided the South Carolina Attorney General a copy of the information furnished by the Company to the offerees; and (v) the Company paid an appropriate filing fee of $300.

         The facts relied upon to make the Texas Exemption include the following: (i) the Company filed a completed SEC Form D with the Texas State Securities Board; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the State Securities Board a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee to the State Securities Administrator.

          The facts relied upon to make the Vermont Exemption include the following: (i) the Company filed a completed SEC Form D with the Vermont Department of Banking, Insurance, Securities and Health Care; (ii) the Company executed a Form U-2 consent to service of process in the state of Vermont; (iii) the forms were filed not later than 15 days after the first sale of the securities in Michigan; and (iv) the Company paid an appropriate filing fee.

         The facts relied upon to make the Virginia Exemption include the following: (i) the Company filed a completed SEC Form D with the Virginia State of Corporation Commission; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company executed a Form U-2 consent to service of process, appointing the Clerk of the State Corporation Commission as its agent for service of process; and (iv) the Company paid an appropriate filing fee of $250.

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

         The facts relied upon to make the Wisconsin Exemption include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than 15 days after the first sale, and was accompanied by an appropriate fee.

         The facts relied upon to make the Wyoming Exemption include the following: (i) the sale was to not more that 15 persons with 12 months, (ii) the issuer reasonably believes that all the buyers are purchasing for investment purposes, (iii) no commission or other remuneration is paid for soliciting any prospective buyer in Wyoming, (iv) the Company filed a completed SEC Form D with the Wyoming Secretary of State; (v) the Company executed a Form U-2 consent to service of process in the state of Wyoming; and (vi) the Company paid an appropriate filing fee of $200.00.

Discussion and Analysis

         The Company was originally incorporated as Lautrec, Inc. on September 18, 1995. It changed its name to the current name in connection with a share exchange between the Company, Retrieval and all of the shareholders of Retrieval on June 30, 2000 (the "Agreement"). The Company is not presently trading on an exchange, but intends to apply to have its Common Stock quoted on the Over the Counter Bulletin Board by submitting its 15c2-11 application to the National Association of Securities Dealers. There can be no assurance that such application will be accepted. Its executive offices are presently located at 1819 Main Street, Suite 702, Sarasota, FL 34236. Its telephone number is (941) 365-9955 and its facsimile number is (941) 265-9966.

         The Company is filing this Form 10-QSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

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

Results of Operations -For the Three Months Ending December 31, 2000 and December 31, 1999

Financial Condition, Capital Resources and Liquidity

         For the 1st quarter ended December 31, 1999 and 2000 the Company recorded no revenues. For the first quarter ended December 31, 1999 and 2000 the Company had operating costs and start- up expenses of $170,424 and $382,534. This increase of $212,110 was due to expenses associated with launch of the Company's Qxprint(TM) product.

Net Losses

         For the 1st quarter ended December 31, 1999, 2000, the Company reported a net loss from operations of $170,424 and $382,534 respectively.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

         At December 31, 2000, the Company employed twelve (12) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

Research and Development Plans

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

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.           Changes in Securities and Use of Proceeds

         None.

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending December 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

PART III

Item 1. Index to Exhibits

         The following exhibits are filed with this Quarterly Report:

Exhibit No.                         Exhibit Name
-------------     -------------------------------------------------------------------------
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

4.2      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated March 1, 2000.

4.3      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated April 1, 2000.

4.4      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Ned W. Shawkey and Helen Shawkey Trustees dated April 11, 2000.

4.5      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Charles H. Fridley and Teresa S. Fridley JT dated April 11, 2000.

4.6      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Janet Molino-Bem dated April 11, 2000.

4.7      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Kirk Groome and
                  Alma Groome JT dated June 15, 2000.

4.8      [4]      Offering Memorandum dated September 30, 2000.

4.9      [4]      Form of Subscription Agreement pursuant to September 30, 2000 Offering
                  Memorandum.

4.10     [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated August 1, 2000.

10.1     [4]      Employment Agreement between Retrieval Dynamics Corporation and John Harkola dated September 1, 1999.

10.2     [4]      Employment Agreement between Retrieval Dynamics Corporation and Anthony
                  Cella dated March 1, 2000.

10.3     [4]      Cooperation Agreement between Retrieval Dynamics Corporation and Phone Online,
                  Inc. dated September 2000.

10.4     [4]      Web Development Agreement between Retrieval Dynamics Corporation and
                  MethodFactory, Inc. dated September 13, 2000.

10.5     [4]      Contact Import and Customer Service Scope Agreement between Retrieval
                  Dynamics Corporation and MethodFactory, Inc. dated October 25, 2000.

10.6     [4]      Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     [4]      Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     [4]      Option Agreement between the Company and Quantam Financial Management
                  Company.
---------------

(*  Filed herewith)

[1] Previously filed with the Company's Registration Statement on Form 10SB filed February 22, 2000.

[2] Previously filed with the Company's Current Report on Form 8-K filed July 14, 2000.

[3] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 21, 2000.

[4] Previously filed with the Company's Annual Report on Form 10KSB filed January 16, 2001.

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

                                          RDC International, Inc.
                                          (Registrant)


Date: February 20, 2001     By: /s/ John Harkola
                            ----------------------------------------------
                                           John Harkola, Chairman and CEO

                            By: /s/ Anthony Cella
                            ----------------------------------------------
                                  Anthony Cella, CFO and Vice-Chairman

                            By: /s/ Clifford Tager
                            ----------------------------------------------
                                  Clifford Tager, Secretary and Director

                            By: /s/ Donald F. Mintmire
                            ----------------------------------------------
                                  Donald F. Mintmire, Director

                            By: /s/ Alan Reiter
                            ----------------------------------------------
                                  Alan Reiter, Director

                            By: /s/ Brad Vossler
                            ----------------------------------------------
                                  Brad Vossler, Director