Form 10-Q
period 2001-03-31
RDC INTERNATIONAL INC
filed 2001-05-11
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission file no.  000-29639

                             RDC International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                                         65-0950425
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1819 Main Street, Suite 702
Sarasota, FL                                                   34236
----------------------------------------                     ----------
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

As of March 31, 2001, there were 13,037,291 shares of voting stock of the registrant issued and outstanding.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

              Three and Six Months Ended March 31, 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2001 (Unaudited)








                                                               Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-1
    Consolidated Statements of Operations....................................F-2
    Consolidated Statements of Changes in Stockholders' Equity...............F-3
    Consolidated Statements of Cash Flows....................................F-5
    Notes to Consolidated Financial Statements...............................F-7

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                 March 31, 2001
                                   (Unaudited)


Assets
Current assets:
    Cash                                                           $      594,101
    Prepaid expenses and deposits                                           2,951
                                                                   --------------
Total current assets                                                      597,052
                                                                   --------------

Furniture and equipment, net of accumulated depreciation                  380,306
                                                                   --------------

Other assets:
    Software                                                            3,119,553
    Other                                                                  16,016
                                                                   --------------
Total other assets                                                      3,135,569
                                                                   --------------

                                                                   $    4,112,927


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                        $       82,350
    Accounts payable, stockholders                                        231,100
                                                                   --------------
Total current liabilities                                                 313,450
                                                                   --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares
        authorized; zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000
        shares authorized; 13,037,291 shares issued and
        outstanding                                                         1,304
    Additional paid-in capital                                          6,283,951
    Subscription receivable                                              (219,985)
    Deferred offering costs                                               (39,336)
    Deficit accumulated during development stage                       (2,226,457)
                                                                   --------------
Total stockholders' equity                                              3,799,477
                                                                   --------------

                                                                   $    4,112,927
                                                                   ==============






                     The accompanying notes are an integral
               part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                          Period September 8, 1999
                                Three Months Ended                Six Months Ended          (Date of Inception)
                                     March 31,                       March 31,                    through
                          -----------------------------    -----------------------------         March 31,
                                2001            2000            2001             2000               2001
                          -------------- ---------------  --------------- --------------  -------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)          (Unaudited)
Operating costs
    and start-up
    expenses              $    878,819   $       125,923   $   1,261,352  $      296,347        $    2,226,457
                          ============== ================  ============== ==============  =========================


Net loss                  $   (878,819)  $      (125,923)  $  (1,261,352) $     (296,347)       $   (2,226,457)
                          ============== ================  ============== ==============  =========================


Net loss per share        $       (.07)  $          (.01)  $        (.11)          $(.04)                $(.28)
                          ============== ================  ============== ==============  =========================


Weighted average
    number of
    common shares           12,057,870         6,500,000      10,652,566       6,500,000             7,861,732
                          ============== ================  ============== ==============  =========================






                     The accompanying notes are an integral
               part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

              Three and Six Months Ended March 31, 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2001 (Unaudited)



                                                                           Common Stock                Additional
                                                                 -------------------------------         Paid-In
                                                                    Shares           Amount              Capital
                                                                 -------------- ----------------    ---------------
Balance, September 8, 1999 (date of inception)                              0   $            0      $           0

Net loss for the period
                                                                 -------------- ----------------    ---------------
Balance, September 30, 1999                                                 0                0                  0

Issuance of common stock, December 1999                             1,000,000           10,000

Capital contributions, December 1999                                                                        1,619

Collection of stock subscription, March 2000

Collection of stock subscription, June 2000

Acquisition of company                                              6,500,000              650             11,850

Recapitalization                                                   (1,000,000)         (10,000)            (2,500)

Net loss for the year

Collection of stock subscription, September 2000

Issuance of common stock for services, July 2000                      120,000               12

Issuance of common stock for cash, July 2000                           15,000                1             14,999

Issuance of common stock for cash, August 2000                        100,000               10             99,990

Issuance of common stock for cash, September 2000                       5,000                1              4,999

Issuance of common stock for services,
    September 2000                                                    100,000               10             99,990

Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                                                       30,750
                                                                 -------------- ----------------    ---------------
Balance, September 30, 2000                                         6,840,000              684            261,697

Issuance of common stock for stock subscription,
    November 2000                                                     189,080               40            189,040

Collection of stock subscription, November 2000

Issuance of common stock and warrants for cash,
    November 2000                                                   3,347,170              314          3,346,856


                     The accompanying notes are an integral
               part of the consolidated financial statements.

                                       F-3 (cont.)

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
----------------    ----------------    ----------------    -----------------
$             0     $             0     $             0     $             0

        (35,600)                                                    (35,600)
----------------    ----------------    ----------------    -----------------
        (35,600)                  0                   0             (35,600)

                            (10,000)

                                                                      1,619

                              4,000                                   4,000

                              4,000                                   4,000

        (12,500)

         12,500

       (929,505)                                                   (929,505)

                                500                                     500

                                                                         12

                                                                     15,000

                                                                    100,000

                                                                      5,000


                                               (100,000)


                                                                     30,750
----------------    ----------------    ----------------    -----------------
       (965,105)             (1,500)           (100,000)           (804,224)

                           (189,080)

                              1,500                                   1,500

                                                                  3,347,170



                     The accompanying notes are an integral
               part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

              Three and Six Months Ended March 31, 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2001 (Unaudited)



                                                                           Common Stock               Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                --------------- ----------------    --------------------
Issuance of common stock for services, November 2000                   50,000                  4             49,996

Issuance of common stock for convertible dent,
    November 2000                                                      38,206                  4             19,099

Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                                                  (30,750)

Offering costs, November 2000

Issuance of common stock and warrants for
    cash, January 2001                                              1,176,425                118          1,176,307

Issuance of common stock and warrants for
    cash, February 2001                                             1,176,425                118          1,176,307

Issuance of common stock for subscriptions,
    March 2001                                                        219,985                 22            219,963

Collection of stock subscriptions, March 2001

Amortization of offering costs, March 2001                                                                 (124,564)

Net loss for the period
                                                                --------------- -----------------   -------------------
Balance, March 31, 2001 (unaudited)                                13,037,291        $     1,304       $  6,283,951
                                                                =============== =================   ===================






                     The accompanying notes are an integral
               part of the consolidated financial statements.

                                       F-4 (cont.)

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
----------------    ----------------    ---------------     -----------------
                                                                     50,000


                                                                     19,103


                                                                    (30,750)

                                                (63,900)            (63,900)


                                                                  1,176,425


                                                                  1,176,425


                           (219,985)

                            189,080                                 189,080

                                                124,564

     (1,261,352)                                                 (1,261,352)
----------------    -----------------   ----------------    -----------------
$    (2,226,457)        $  (219,985)       $    (39,336)      $   3,799,477
================    =================   ================    =================













                     The accompanying notes are an integral
               part of the consolidated financial statements.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




                                                                                        Period September 8, 1999
                                                               Six Months Ended          (Date of Inception)
                                                                   March 31,                   through
                                                        ------------------------------         March 31,
                                                               2001           2000               2001
                                                        --------------  -------------     ------------------
                                                          (Unaudited)   (Unaudited)            (Unaudited)
Operating activities
    Net loss                                            $  (1,261,352)  $  (296,347)          $  (2,226,457)
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                        41,427                                41,427
           Increase (decrease) in prepaids and
               other assets                                     2,383                               (18,967)
           (Decrease) increase in accounts
               payable and accrued expenses                  (434,221)      293,928                 324,871
                                                        --------------  -------------     ------------------
    Net cash used by operating activities                  (1,651,763)       (2,419)             (1,879,126)
                                                        --------------  -------------     ------------------

Investing activities
    Development of software                                (3,069,551)                           (3,069,552)
    Acquisition of furniture and equipment                   (392,046)                             (410,154)
                                                        --------------  -------------     ------------------
    Net cash used by investing activities                  (3,461,597)                           (3,479,706)
                                                        --------------  -------------     ------------------

Financing activities
    Deferred offering costs                                   (63,900)                              (63,900)
    Proceeds from issuance of common stock
        and warrants                                        5,890,702         4,000               6,016,833
    Payments from incurrence of notes payable                (120,750)
                                                        --------------  -------------     ------------------
    Net cash provided by financing activities               5,706,052         4,000               5,952,933
                                                        --------------  -------------     ------------------

Net increase in cash                                          592,692         1,581                 594,101

Cash at beginning of period                                     1,409             0                       0
                                                        --------------  -------------     ------------------

Cash at end of period $                                       594,101   $     1,581       $         594,101
                                                        ==============  =============     ==================

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

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




Supplemental disclosures of cash flow information (continued):

     During the period ended December 31, 2000, the Company issued 100,000 shares of common stock for offering costs valued at fair market value.

     During the period ended March 31, 2001, the Company converted approximately $19,000 of notes payable into 38,206 shares of common stock.

     During the period ended March 31, 2001, the Company purchased $11,580 of fixed assets in exchange for a payable.

     During the period ended March 31, 2001, the Company issued 50,000 shares of common stock valued at $50,000 in exchange for services that the Company has capitalized in the development of software.

     During the period ended March 31, 2001, the Company issued 219,985 shares of common stock in exchange for subscription agreements totaling $219,985.

     During the period ended March 31, 2001, the Company amortized $124,564 of deferred offering costs in connection with the issuance of common stock.

                     RDC International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

              Three and Six Months Ended March 31, 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2001 (Unaudited)



1.      Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 31, 2001 and 2000, and the period September 8, 1999 (date of inception) through March 31, 2001, (b) the financial position at March 31, 2001, and (c) cash flows for the periods ended March 31, 2001 and 2000, and the period September 8, 1999 (date of inception) through March 31, 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10 QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the six-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.


2.      Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the six-month periods ended March 31, 2001 and 2000 of approximately $1,261,000 and $296,000, respectively and has used cash in operations of approximately $1,652,000 for the six months ended March 31, 2001. The Company believes that its current operations and cash balances will not be sufficient to satisfy its current antipated cash requirements and that it will need an additional $1.5 million to fund its operations for the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.      Stock Warrants

As part of the private placement memorandum, several stockholders were granted warrants to purchase a total of 1,602,125 shares of the Company's common stock at an exercise price of $1.50 per share. These options may be exercised beginning January 2001 and expire in January 2003.


4.      Contingencies

The Company has sold stock to investors in the state of Pennsylvania that may have been sold in violation of state securities laws. The Company may be required to refund the investors their monies. The maximum amount the Company could be required to refund is approximately $442,000. It is unknown at this time if the Company would be required to refund monies to any of these investors.

Item 2.     Management's Discussion and Analysis

General

     The Company sold 2,572,835 shares to one hundred ten (110) investors for a total of $2,572,835 between January 1, 2001 and March 31, 2001. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506"), Section 8-6-11 of the Alabama Code, Section R14-4-126 of the Arizona Code, Section 25102.1 of the California Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 10-5-9(13) of the Georgia Code, Section 130.293 of the Illinois Code, Section 710 IAC1-13-6 of the Indiana Code, Section 17- 1270a of the Kansas Code, Section 292.327 of the Kentucky Code, Section 11.602 of the Maryland Code, Section 402(b)(9) of the Massachusetts Code, Section 80 A.15 Subd. 2(h) of the Minnesota Code, Section 49:3-50(b)(9) of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code, Section 1707.03(x) of the Ohio Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Order 97018 for Regulation D Offerings of the South Carolina Code, Section 48-2-125, as interpreted by Rule 0780-4-2-.11 of the Tennessee Securities Act of 1980, Section 109.13 of the Texas Code, Section 4209a of the Vermont Code,
Section 21 VAC 5-40-120 of the Virginia Code, Section 460-44A-506 of the Washington Code and no state exemption to residents of Canada and Switzerland.

     The facts relied upon to make the Alabama Exemption applicable include the following: (i) the sale was to not more than 10 persons within a 12 month period; (ii) the issuer reasonably believes that all buyers are purchasing for investment purposes only; (iii) the issuer makes a reasonable inquiry to determine if the purchaser is acquiring the securities for him or herself or for other persons; (iv) the issuer provides written disclosure to each purchaser prior to the sale that the securities have not been registered under the Act and therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; (v) a legend is placed on the certificate that states that the securities have not been registered under the act and setting forth the restrictions on transferability and sale of the securities; (vi) no commission or other remuneration is paid for soliciting any prospective buyer; (vii) no public advertisement or general solicitation is used in connection with the issue; (viii) the Company filed a completed SEC Form D with the Alabama Securities Division; (ix) the Company executed a Form U-2 consent to service of process in the state of Alabama and (x) the Company paid an appropriate filing fee to the Alabama Securities Commission.

     The facts relied upon to make the Arizona Exemption available include the following: (i) shares were sold to less than thirty-five (35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

     The facts relied upon to make the California Exemption available include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

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

     The facts relied upon to make the Illinois Exemption available include the following: (i) the Company filed a completed SEC Form D with the Illinois Securities Department of the Secretary of State; and (ii) the Company paid an appropriate filing fee to the Illinois Securities Department.

     The facts relied upon to make the Indiana Exemption available include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than 15 days after the securities were first sold in Indiana; (ii) for any sales made to nonaccredited investors, the issuer believed that their securities are suitable for purchasers or that purchasers have sufficient experience in financial matters; and (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates.

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

     The facts relied upon to make the Kentucky Exemption available include the following: (i) the Company filed a completed SEC Form D with the Kentucky Department of Financial Institutions; (ii) the Company executed a Form U-2 consent to service of process in the state of Kentucky; (iii) the Forms were filed not later than 15 days after the first sale of the securities in Kentucky; and (iv) the Company paid an appropriate filing fee of $250.

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

     The facts relied upon to make the New Jersey Exemption available include the following: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

     The facts relied upon to make the North Carolina Exemption include the following: (i) the Company filed a completed SEC Form D with the North Carolina Department of the Secretary of State Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale;

(iii) the Company executed a Form U-2 consent to service of process; and (iv) the Company paid an appropriate filing fee of $75.

     The facts relied upon to make the Ohio Exemption include the following: (i) the Company filed a completed SEC Form D with the Ohio Division of Securities;
(ii) the Company executed a Form U-2 consent to service of process in the state of Ohio; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in Ohio; and (iv)February 20, 2001 the Company paid an appropriate filing fee of $100.

     The facts relied upon to make the Oregon Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Oregon Department of Consumer & Business Services, Division or Finance and Corporate Securities; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee based on the amount of the offering.

     The facts relied upon to make the Pennsylvania Exemption include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee.

     The facts relied upon to make the South Carolina Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the South Carolina Attorney General; (ii) the Company executed a Form U-2 consent to service of process in the state of South Carolina; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in South Carolina; (iv) the Company provided the South Carolina Attorney General a copy of the information furnished by the Company to the offerees; and (v) the Company paid an appropriate filing fee of $300.

     The facts relied upon to make the Tennessee Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees,
(iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Texas Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Texas State Securities Board; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the State Securities Board a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee to the State Securities Administrator.

     The facts relied upon to make the Vermont Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Vermont Department of Banking, Insurance, Securities and Health Care; (ii) the Company executed a Form U-2 consent to service of process in the state of Vermont; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in Michigan; and (iv) the Company paid an appropriate filing fee.

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

Discussion and Analysis

     Eighteen (18) months ago, the management of the Company developed a strategic plan of operation. The strategic plan consisted of a two (2) phases blueprint to build and brand a Company, targeting the mobile wireless industry. Phase I of the plan focused on building a company through financing, building of an internal infrastructure, product development and proof of technologies, partnership development and external distribution networking. With this phase of the plan completed, the Company has now focused on to the next phase of its strategic plan, continued evolution of products by development, the positioning of the Company through marketing and sales and continued infrastructure growth.

     In order to accomplish this continued growth, it is the opinion of management that it will need an additional $1.5 million dollars, from a combination of sales volume and additional equity financing. The additional funds will enable the Company to continue to develop its products and expand its markets.

     Management does not anticipate any additional major capital expenditures, but anticipates an additional, thirty percent (30%) increase in the staffing requirements for programming and technology development.

Results of Operations -For the Three and Six Months Ending March 31, 2001 and March 31, 2000

Financial Condition, Capital Resources and Liquidity

     For the six (6) months ended March 31, 2001 and 2000, the Company recorded no revenues and incurred operating costs and start up expenses of $1,261,352 and $296,347, respectively. The increase of $965,005 (326%) is due to the continued expansion of the Company's infrastructure for sales, marketing and distribution of the mobile wireless application products.

     For the three (3) months ended March 31, 2001 and 2000, the Company recorded no revenues and incurred operating costs and start-up expenses of $878,819 and $125.923, respectively. The increase of $752,896 (598%) is due to the effect of the Company launching its Qxprint [TM] wireless systems application.

Net Loss

     The preceding factors combined to show an increase in the net loss totaling $965,005 for the six-months period ended March 31, 2001 as compared to the six-month period ended March 31, 2000. There was a net operating loss of $1,261,352 for the six-month period ended March 31, 2001, as compared to a net loss of $296,347 for the comparable period in 2000.

     The preceding factors combined to show an increase in the net loss totaling $752,896 for the three-months period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. There was a net operating loss of $878,918 for the three-month period ended March 31, 2001, as compared to a net loss of $125,923 for the comparable period in 2000.

Liquidity of Capital Resources

     The Company had working capital of $283,602 at March 31, 2001, which represented an increase in working capital of $609,930 from working capital deficit of $326,328 at March 31, 2000. The increase in the working capital is due to the continued efforts of the Company in raising capital through a private placement.

Operating Activities

     For the six-months ended March 31, 2001, net cash used by operating activities amounted to $1,651,763, an increase from net cash used by operating activities of $2,419 for the comparable period in 2000. This result is primarily due to the financing operations.

Investment Activities

     For the six (6) months ended March 31, 2001, net cash used by investing activities amounted to $3,461,597 as compared to net cash used by investing operations of $0 for the comparable period in 2000. The increase in cash used is due to development of software and the acquisition of furniture and equipment.

Financing Activities

     The Company's financing activities include proceeds from the issuance of common stock and payments on notes payable. Net cash of $5,706,052 was provided by financing activities for the six (6) months ended March 31, 2001 as compared to net cash provided by financing activities of $4,000 for the six (6) months ended March 31, 2000.

Capital Resources

     At March 31, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

     The Company believes that its current operations and cash balances will not be sufficient to satisfy its current anticipated cash requirement for the next twelve (12) months. Additional capital will be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates and the existing financial position and results of operations of the Company.

Employees

     At March 31, 2001, the Company employed sixteen (16) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

Item 2. Changes in Securities and Use of Proceeds

     During the six-months period ended March 31, 2001, the Company issued 50,000 shares of its common stock for services rendered by individuals. This stock was valued at its fair market value of $1.00 per share. These shares were not registered under the Act and were issued in reliance upon an exemption from registration provided by Section 4(2) of the Act, Rule 506 and the state exemption from registration applicable to the recipient.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.4     [4]      Web Development Agreement between Retrieval Dynamics Corporation and
                  MethodFactory, Inc. dated September 13, 2000.

10.5     [4]      Contact Import and Customer Service Scope Agreement between Retrieval
                  Dynamics Corporation and MethodFactory, Inc. dated October 25, 2000.

10.6     [4]      Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     [4]      Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     [4]      Option Agreement between the Company and Quantam Financial Management Company.
---------------------------

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



                             RDC International, Inc.
                                  (Registrant)


Date: May 10, 2001         By: /s/ John Harkola
                           -------------------------------------
                           John Harkola, Chairman and CEO

                           By: /s/ Anthony Cella
                           -------------------------------------
                           Anthony Cella, CFO and Vice-Chairman

                           By: /s/ Clifford Tager
                           -------------------------------------
                           Clifford Tager, Secretary and Director

                           By: /s/ Donald F. Mintmire
                           -------------------------------------
                           Donald F. Mintmire, Director

                           By: /s/ Brad Vossler
                           -------------------------------------
                           Brad Vossler, Director