Form 10QSB
period 2001-06-30
RDC INTERNATIONAL INC
filed 2001-08-13
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

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

                                                    Name of each exchange on
Title of each class                                     which registered

      None                                                    None
--------------------                                 -------------------------

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

                  Yes  X       No
                      ---        ----

     As of August 9, 2001, there were 13,027,291 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements



                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2001 (Unaudited)




                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet.............................................F-1
    Consolidated Statements of Operations..................................F-2
    Consolidated Statements of Changes in Stockholders' Equity.............F-3
    Consolidated Statements of Cash Flows..................................F-5
    Notes to Consolidated Financial Statements.............................F-7

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                  June 30, 2001
                                   (Unaudited)


Assets
Current assets:
    Cash                                                          $       59,661
    Prepaid expenses and deposits                                          2,951
                                                                  --------------
Total current assets                                                      62,612
                                                                  --------------

Furniture and equipment, net of accumulated depreciation                 397,758
                                                                  --------------

Other assets:
    Software, net of accumulated amortization                          2,859,588
    Other                                                                 16,015
                                                                  --------------
Total other assets                                                     2,875,603
                                                                  --------------
                                                                  $    3,335,973
                                                                  ==============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                       $       95,786
    Accounts payable, stockholders                                       161,200
                                                                  --------------
Total current liabilities                                                256,986
                                                                  --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 13,037,291 shares issued and outstanding               1,304
    Additional paid-in capital                                         6,283,951
    Subscription receivable                                              (19,985)
    Deferred offering costs                                              (39,336)
    Deficit accumulated during development stage                      (3,146,947)
                                                                  --------------
Total stockholders' equity                                             3,078,987
                                                                  --------------


                                                                  $    3,335,973
                                                                  ==============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations





                                                                                                     Period
                                      Three Months Ended               Nine Months Ended             September 8, 1999
                                           June 30,                         June 30,                 (Date of Inception)
                                  ---------------------------     -----------------------------      through June 30,
                                       2001           2000             2001             2000         2001
                                  ------------ --------------     ------------- ---------------      ------------------
                                  (Unaudited)    (Unaudited)       (Unaudited)    (Unaudited)          (Unaudited)
Operating costs and start-up
    expenses                      $    922,370 $      255,444     $   2,183,722 $       551,790      $        3,148,827

Other income                            (6,960)                          (6,960)                                 (6,960)

Other expenses                           5,080                            5,080                                   5,080
                                  ------------ --------------     ------------- ---------------      ------------------

Net loss                          $   (920,490)$     (255,444)    $  (2,181,842)$      (551,790)     $       (3,146,947)
                                  ============ ==============     ============= ===============      ==================

Net loss per share                $       (.07)$         (.04)    $        (.19)$          (.08)     $             (.37)
                                  ============ ==============     ============= ===============      ==================

Weighted average number
    of common shares                13,037,291      6,500,000        11,447,474       6,500,000               8,574,252
                                  ============ ==============     ============= ===============      ==================












                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

         Three and Nine Months Ended June 30, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2001 (Unaudited)




                                                                                       Deficit
                                                                                     Accumulated
                                                        Common Stock      Additional   During                  Deferred
                                                     --------------------  Paid-In   Development     Stock     Offering
                                                      Shares      Amount   Capital      Stage     Subscription   Costs     Total
                                                     ---------- --------- ---------- ------------ ------------ --------- ----------
Balance, September 8, 1999 (date of inception)                0 $      0  $        0  $        0  $         0  $       0 $        0
Net loss for the period                                                                  (35,600)                           (35,600)
                                                     ---------- --------- ---------- ------------ ------------ --------- ----------
Balance, September 30, 1999                                   0        0           0     (35,600)           0          0    (35,600)
Issuance of common stock, December 1999               1,000,000   10,000                              (10,000)
Capital contributions, December 1999                                           1,619                                          1,619
Collection of stock subscription, March 2000                                                            4,000                 4,000
Collection of stock subscription, June 2000                                                             4,000                 4,000
Acquisition of company                                6,500,000      650      11,850     (12,500)
Recapitalization                                     (1,000,000) (10,000)     (2,500)     12,500
Net loss for the year                                                                   (929,505)                          (929,505)
Collection of stock subscription, September 2000                                                          500                   500
Issuance of common stock for services, July 2000        120,000       12                                                         12
Issuance of common stock for cash, July 2000             15,000        1      14,999                                         15,000
Issuance of common stock for cash, August 2000          100,000       10      99,990                                        100,000
Issuance of common stock for cash, September 2000         5,000        1       4,999                                          5,000
Issuance of common stock for services,
    September 2000                                      100,000       10      99,990                            (100,000)
Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                          30,750                                         30,750
                                                     ---------- --------- ---------- ------------ ------------ --------- ----------
Balance, September 30, 2000                           6,840,000      684     261,697     (965,105)      (1,500) (100,000)  (804,224)
Issuance of common stock for stock subscription,
    November 2000                                       189,080       40     189,040                  (189,080)
Collection of stock subscription, November 2000                                                          1,500                1,500
Issuance of common stock and warrants for cash,
    November 2000                                     3,347,170      314     3,346,856                                    3,347,170


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

         Three and Nine Months Ended June 30, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2001 (Unaudited)


                                                                                       Deficit
                                                                                     Accumulated
                                                        Common Stock      Additional   During                  Deferred
                                                     --------------------  Paid-In   Development     Stock     Offering
                                                      Shares      Amount   Capital      Stage     Subscription   Costs     Total
                                                     ---------- --------- ---------- ------------ ------------ --------- ----------
Issuance of common stock for services, November 2000     50,000         4     49,996                                         50,000
Issuance of common stock for convertible dent,
    November 2000                                        38,206         4     19,099                                         19,103
Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                   (30,750)                                       (30,750)
Offering costs, November 2000                                                                                    (63,900)   (63,900)
Issuance of common stock and warrants for
    cash, January 2001                                1,176,425       118  1,176,307                                      1,176,425
Issuance of common stock and warrants for
    cash, February 2001                               1,176,425       118  1,176,307                                      1,176,425
Issuance of common stock for subscriptions,
    March 2001                                          219,985        22    219,963                  (219,985)
Collection of stock subscriptions, March 2001                                                          189,080              189,080
Amortization of offering costs, March 2001                                  (124,564)                            124,564
Collection of stock subscriptions, June 2001                                                           200,000              200,000
Net loss for the period                                                                (2,181,842)                       (2,181,842)
                                                     ---------- --------- ---------- ------------ ------------ --------- ----------
Balance, June 30, 2001 (unaudited)                   13,037,291 $   1,304 $6,283,951 $ (3,146,947)$    (19,985)$ (39,336)$3,078,987
                                                     ========== ========= ========== ============ ============ ========= ==========









                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




                                                         Nine Months Ended      Period September 8, 1999
                                                               June 30,          (Date of Inception)
                                                   -----------------------------   through  June 30,
                                                        2001              2000          2001
                                                   -------------- ------------- -----------------------
                                                    (Unaudited)      (Unaudited)    (Unaudited)
Operating activities
    Net loss                                       $   (2,181,842)$    (551,790)$   (3,146,947)
                                                   -------------- ------------- -----------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                    78,717                       78,717
           Amortization of software                       259,965                      259,965
           Decrease (increase) in prepaids and
               other assets                                 2,384       (16,349)       (18,966)
           (Decrease) increase in accounts
               payable and accrued expenses              (490,720)      479,146        268,372
                                                   -------------- ------------- -----------------------
    Total adjustments                                    (149,654)      462,797        588,088
                                                   -------------- ------------- -----------------------
    Net cash used by operating activities              (2,331,496)      (88,993)    (2,558,859)
                                                   -------------- ------------- -----------------------

Investing activities
    Development of software                            (3,069,552)                  (3,069,552)
    Acquisition of furniture and equipment               (446,752)       (3,650)      (464,861)
                                                   -------------- ------------- -----------------------
    Net cash used by investing activities              (3,516,304)       (3,650)    (3,534,413)
                                                   -------------- ------------- -----------------------

Financing activities
    Deferred offering costs                               (63,900)                     (63,900)
    Collection of stock subscription                        1,500         4,000
    Proceeds from issuance of common stock
        and warrants                                    6,089,202                    6,216,833
    Payments from incurrence of notes payable            (120,750)
    Proceeds from notes payable                                          91,000
                                                   -------------- ------------- -----------------------
    Net cash provided by financing activities           5,906,052        95,000      6,152,933
                                                   -------------- ------------- -----------------------

Net increase in cash                                       58,252         2,357         59,661

Cash at beginning of period                                 1,409
                                                   -------------- ------------- -----------------------

Cash at end of period $                                    59,661 $       2,357 $       59,661
                                                   ============== ============= =======================



Supplemental disclosures of cash flow information:

     During the year ended September 30, 2000, the Company exchanged $22,000 of accrued liabilities for $18,000 of convertible notes payable and $4,000 in satisfaction of stock subscriptions receivable.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




Supplemental disclosures of cash flow information (continued):

     During the year ended September 30, 2000, the Company exchanged $30,750 of accrued liabilities for $30,750 of convertible notes payable.

     During the period ended June 30, 2001, the Company issued 100,000 shares of common stock for offering costs valued at fair market value.

     During the period ended June 30, 2001, the Company converted approximately $19,000 of notes payable into 38,206 shares of common stock.

     During the period ended June 30, 2001, the Company purchased $11,614 of fixed assets in exchange for a payable.

     During the period ended June 30, 2001, the Company issued 50,000 shares of common stock valued at $50,000 in exchange for services that the Company has capitalized in the development of software.

     During the period ended June 30, 2001, the Company issued 19,985 shares of common stock in exchange for subscription agreements totaling $19,985.

     During the period ended June 30, 2001, the Company amortized $124,564 of deferred offering costs in connection with the issuance of common stock.












                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2001 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended June 30, 2001 and 2000, and the period September 8, 1999 (date of inception) through June 30, 2001, (b) the financial position at June 30, 2001, and (c) cash flows for the periods ended June 30, 2001 and 2000, and the period September 8, 1999 (date of inception) through June 30, 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the nine-month period ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year.

On May 3, 2001, the Company formed and incorporated, under the state laws of Florida, Wappyhead Corp., a 100 percent wholly owned subsidiary of the Company. The consolidated financial statements for the nine months ended June 30, 2001 include the activity of Wappyhead Corp.


2.   Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the nine-month periods ended June 30, 2001 and 2000 of approximately $2,200,000 and $552,000, respectively and has used cash in operations of approximately $2,331,000 for the nine months ended June 30, 2001. The Company believes that its current operations and cash balances will not be sufficient to satisfy its current anticipated cash requirements and that it will need an additional $4.8 million to fund its operations for the next 12 months. The Company expects to raise these funds from a combination of sales and additional equity financing. The additional funds will enable the Company to continue its marketing and branding efforts, as well

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2001 (Unaudited)



2.   Going Concern (continued)

as continue its product development through research and design. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.   Stock Warrants

As part of the private placement memorandum, several stockholders were granted warrants to purchase a total of 1,602,125 shares of the Company's common stock at an exercise price of $1.50 per share. These options may be exercised beginning January 2001 and expire in January 2003. As of June 30, 2001, no warrants have been exercised.


4.   Contingencies

The Company has sold stock to investors in the state of Pennsylvania that may have been sold in violation of state securities laws. The Company may be required to refund the investors their monies. The maximum amount the Company could be required to refund is approximately $477,000. It is unknown at this time if the Company would be required to refund monies to any of these investors.

Item 2. Management's Discussion and Analysis

Discussion and Analysis

     The company, now in phase II of its initial plan to seek wide market acceptance of its products and technology, has accelerated its efforts in product refinement, branding and marketing. By leveraging the companies partnerships established in phase I, joint marketing efforts have begun in the areas of wide product distribution, education and branding. A program of direct marketing to key decision markers as well as the establishment of multilevel
distribution   channels  has  been  implemented.   At  the  same  time,  product
enhancements are advancing driven by both customer's input and potential competition.

     In order to continue this phase at the desired level, it is the opinion of management that it will need an additional $4.8 million dollars ($4,800,000), from a combination of sales volume and additional equity financing. The additional funds should enable the company to continue its marketing/branding efforts as well as continued product development through research and design.

     The  management   does  not   anticipate   any  additional   major  capital
expenditures, but anticipates an additional twenty-five (25%) increase in staffing requirements for product development.

Results of Operations -For the Three and Nine Months Ending June 30, 2001 and June 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the nine (9) months ended June 30, 2001 and 2000, the Company recorded no revenues and incurred operating costs and start up expenses of $2,181,842 and $551,790, respectively. The increase of $1,630,052 (295%) is due to the continued expansion of the Company's infrastructure for sales, marketing and distribution of the mobile wireless application products and also includes approximately $260,000 in development costs amortized into operations.

     For the three (3) months ended June 30, 2001 and 2000, the Company recorded no revenues and incurred operating costs and start-up expenses of $920,490 and $255,444, respectively. The increase of $665,046 (260%) is due to the effect of the Company's continuing efforts to market and brand of its Qxprint [TM] wireless systems application and includes the effect of approximately $260,000 in product development costs amortized into operations.

Net Loss

     The preceding factors combined to show an increase in the net loss totaling $1,630,052 for the nine-months period ended June 30, 2001 as compared to the nine-month period ended June 30, 2000. There was a net operating loss of $2,181,842 for the nine-month period ended June, 2001, as compared to a net loss of $551,790 for the comparable period in 2000.

     The preceding factors combined to show an increase in the net loss totaling $665,046 for the three- months period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. There was a net operating loss of $920,490 for the three-month period ended March 31, 2001, as compared to a net loss of $255,444 for the comparable period in 2000.

Liquidity of Capital Resources

     The Company had a working capital deficit of $194,374 at June 30, 2001, which represented an increase in working capital of $395,673 from working capital deficit of $590,047 at June 30, 2000. The increase in the working capital is due to the continued efforts of the Company in raising capital through a private placement.

Operating Activities

     For the nine-months ended June 30, 2001, net cash used by operating activities amounted to $2,331,496, an increase of $2,242,503 from net cash used by operating activities of $88,993 for the comparable period in 2000. This result is primarily due to the continued development and branding of the Company's products.

Investment Activities

     For the nine (9) months ended June 30, 2001, net cash used by investing activities amounted to $3,516,304 as compared to net cash used by investing operations of $3,650 for the comparable period in 2000. The increase in cash used is due to development of software and the acquisition of furniture and equipment.

Financing Activities

     The Company's financing activities include proceeds from the issuance of common stock and payments on notes payable. Net cash of $5,906,052 was provided by financing activities for the nine (9) months ended June 30, 2001 as compared to net cash provided by financing activities of $95,000 for the nine (9) months ended June, 2000.

Capital Resources

     At June 30, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

Employees

     At June 30, 2001, the Company employed sixteen (16) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

    None.

Item 3. Defaults in Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

PART III

Item 1.    Index to Exhibits

     The following exhibits are filed with this Quarterly Report:

Exhibit
Number            Description
-------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of Lautrec, Inc. filed September 18, 1995.

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



                             RDC International, Inc.
                                  (Registrant)


Date: August 10, 2001               By: /s/ John Harkola
                                    --------------------------------------
                                    John Harkola, Chairman and CEO

                                    By: /s/ Anthony Cella
                                    --------------------------------------
                                    Anthony Cella, CFO and Vice-Chairman

                                    By: /s/ Clifford Tager
                                    --------------------------------------
                                    Clifford Tager, Secretary and Director

                                    By: /s/ Donald F. Mintmire
                                    --------------------------------------
                                    Donald F. Mintmire, Director

                                    By: /s/ Brad Vossler
                                    --------------------------------------
                                    Brad Vossler, Director

                                    By: /s/ Benjamin Dickens
                                    --------------------------------------
                                    Benjamin Dickens, Director