Form 10KSB
period 2001-09-30
RDC INTERNATIONAL INC
filed 2001-12-31
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.:  000-29639

                             RDC International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                                65-0950425
----------------------                                     --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1819 Main Street, Suite 702
Sarasota, FL                                                      34236
--------------------------                                 --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number: (941) 365-9955

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                                 Name of each exchange
                                                       on which registered
        None
-------------------------                            -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of class)
                               -------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $0.

     Of the 13,361,666 shares of voting stock of the registrant issued and outstanding as of September 30, 2001, 10,226,666 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

     In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Charles H. Fridley and Teresa S. Fridley in the principal amount of $50,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's common stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's common stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected not to convert principal or interest to shares of the Company's restricted common stock The principal and interest have been paid in full. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In October 2000, Retrieval entered into a master service agreement with POI. The term of the agreement is the later of four (4) years and the conclusion of services under any then current work statement. The agreement is automatically renewable for successive one (1) year periods. Beginning February 2001 and for a period of three (3) years thereafter, Retrieval must pay POI eight percent (8%) of its gross revenues generated. POI granted Retrieval a one
(1) year license to use and operate its Blue Moon software on Retrieval computers. Such license is automatically renewable for successive one (1) year periods. For such license, Retrieval must pay POI an annual license fee determined by multiplying the last full month hosting fee by twelve (12). The first work statement generated under the master service agreement was for Retrieval's Qxprint[TM] 1.0 software product. The project was completed.

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

     In July 2001 the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes mature on September 30, 2001. At maturity, the holder has the option to:
(i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. On September 30, 2001, Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest, on each note, to December 31, 2001. The notes and accrued interest remain outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and
Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, the Company supplied such information and management was available for such questioning.

     During the current fiscal year, the Company issued a total of 374,375 shares to twenty-one (21) individuals for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. No state exemption was necessary for the person who is a resident of Hong Kong. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, the Company supplied such information and management was available for such questioning.

     Retrieval entered into a wireless internet service agreement with Sprint Spectrum, L.P., a Delaware limited partnership d/b/a Sprint PCS ("Sprint") effective July 2001, although the document was not executed by Sprint until October 2001. Pursuant to that agreement, Sprint will place a link to the Company's Qxprint services on its Sprint PCS Wireless Web for use by its Sprint PCS subscribers. In consideration for the placement, Retrieval paid Sprint a $20,000 service fee in December 2001. Revenues will be generated on a usage basis, rather than a subscription basis, with Sprint receiving thirty percent (30%) of the gross transaction revenues. The agreement has a term of one (1) year. The agreement is also terminable by Sprint at any time with thirty (30) days advance written notice.

     Between September 2000 and the date of this filing, the Company sold 6,229,085 shares and issued warrants to purchase an additional 1,813,125 shares at an exercise price of $1.50, which warrants have an expiration date of December 31, 2003 to 158 shareholders for a total of $6,229,085.

     As of the date of this filing, an additional 1,782,981 shares have been subscribed for, but remain unissued. Warrants to purchase an additional 455,000 shares have also been subscribed for, but have not yet been issued. The warrants carry the same terms as those herein described. The Company has received $1,500,000 pursuant to these new subscriptions. For such offering, the Company relied upon the 506 Exemption, Section 8-6-11 of the Alabama Code, Section R14-4-126 of the Arizona Code, Section 3-42-509. (c)(1) of the Arkansas Code, ection 25102.1 of the California Code, Section 36b- 31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 10-5-9(13) of the Georgia Code, Section 130.293 of the Illinois Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17-1270a of the Kansas Code, Section Sec. 292.327 of the Kentucky Code, Section 1.602 of the Maryland Code,Section 402(b)(9) of the Massachusetts Code, Section 80 A.15 Subd. 2(h) of the Minnesota Code, Section 49:3-50(b)(9) of the New Jersey Code,Section 58-13B-24(R)of the New Mexico Code, Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code, Section of the Ohio Code, Oklahoma Code, Rule ###-##-#### of the Oregon Code,Section 211(b) of the Pennsylvania Code, Section 7-11-402(18) of the Rhode Island Code, Order 97018 for Regulation D Offerings of the South Carolina Code,
Section 8-2-125, as interpreted by Rule 0780-4- 2-.11 of the Tennessee Securities Act of 1980, Section 109.13 of the Texas Code, Section 4209aof the Vermont Code, Section 21 VAC 5-40-120 of the Virginia code, Section 460-44A-506 of the Washington Code, Section 551.29(2) of the Wisconsin Code and Section 17-4-114 f the Wyoming Code. No state exemption was necessary for the sale made to a Canadian or Swiss investor. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Alabama Exemption applicable include the following: (i) the sale was to not more than ten (10) persons within a twelve
(12) month period; (ii) the issuer reasonably believes that all buyers are purchasing for investment purposes only; (iii) the issuer makes a reasonable inquiry to determine if the purchaser is acquiring the securities for him or herself or for other persons; (iv) the issuer provides written disclosure to each purchaser prior to the sale that the securities have not been registered under the Act and therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; (v) a legend is placed on the certificate that states that the securities have not been registered under the act and setting forth the restrictions on transferability and sale of the securities; (vi) no commission or other remuneration is paid for soliciting any prospective buyer; (vii) no public advertisement or general solicitation is used in connection with the issue; (viii) the Company filed a completed SEC Form D with the Alabama Securities Division; (ix) the Company executed a Form U-2 consent to service of process in the state of Alabama and
(x) the Company paid an appropriate filing fee to the Alabama Securities Commission.

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

     The facts relied upon to make the Arkansas exemption available include: with respect to any security that is a covered security under Sec. 18(b)(4)(D) of the Securities Act of 1933, the commissioner, by rule or order, may require the issuer to file a notice on SEC Form D and a consent to service of process signed by the issuer no later than fifteen (15) days after the first sale of such covered security in this state, together with a fee in the amount of one tenth of one percent (.001%) of the maximum aggregate offering price at which the securities are to be offered in this state, but the fee shall in no case be less than one hundred dollars ($150) or more than five hundred dollars ($500).

     The facts relied upon to make the California Exemption available include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than fifteen (15) days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Connecticut exemption applicable include the following: (i) the aggregate commission, discount or other similar remuneration paid or given directly or indirectly in connection with the sale, excluding legal, accounting and printing fees, did not exceed fifteen percent (15%) of the initial offering price, (15% of the initial offering price means 15% of the number of securities sold multiplied by the offering price of those securities) (ii) the issuer exercised reasonable care to ensure compliance with limitations on resale, and (ii) prior to the first sale of securities in Connecticut, the issuer filed with the Connecticut commissioner, manually signed notice on Form D, which notice included an undertaking by the issuer to furnish state securities administrators, upon their written request, with information furnished by the issuer to offerees, consent to service of process on Form U-2, the filing fee proscribed by the general statutes and the name and address of the person(s) who offered and sold the securities in Connecticut.

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, the Company supplied such information and management was available for such questioning.

     The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the twelve (12) month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

     The facts relied upon to make the Illinois Exemption available include the following: (i) the Company filed a completed SEC Form D with the Illinois Securities Department of the Secretary of State; and (ii) the Company paid an appropriate filing fee to the Illinois Securities Department.

     The facts relied upon to make the Indiana Exemption applicable include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than fifteen (15) days after the securities were first sold in Indiana; (ii) for any sales made to nonaccredited investors, the issuer believed that their securities are suitable for purchasers or that purchasers have sufficient experience in financial matters; and (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates.

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

     The facts relied upon to make the Kentucky Exemption available include the following: (i) the Company filed a completed SEC Form D with the Kentucky Department of Financial Institutions; (ii) the Company executed a Form U-2 consent to service of process in the state of Kentucky; (iii) the Forms were filed not later than fifteen (15) days after the first sale of the securities in Kentucky; and (iv) the Company paid an appropriate filing fee of $250.

     The facts relied upon to make the Maryland Exemption available include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than fifteen (15) days after the securities were first sold in Maryland; (iii) the Company submitted a Form U-2, Uniform Consent to Service of Process, and a Form U-2A, Uniform Corporate Resolution consenting to service of process in Maryland; (iv) the Company provided the Securities Division with the date of the first sale of the securities in Maryland under the offering; (v) the Company provided the Securities Division with the name and CRD number, if any, of at least one broker-dealer or issuer agent that will effect transactions in the securities in Maryland; and (vi) the Company paid the appropriate fee of $100 to the State of Maryland.

     The facts relied upon to make the Massachusetts Exemption available include the following: (i) the Company did not offer to more than twenty-five (25) persons in Massachusetts during any period of twelve (12) months; (ii) the Company reasonably believed that all the buyers in Massachusetts were purchasing for investment; and (iii) the offer did not involve the payment of any commission or other remuneration for soliciting any buyer in Massachusetts, therefore no notice to the secretary of state was required to be filed; (iv) a Form D was filed with the Commonwealth; (v) a Form U-2 Consent to Service of Process was filed with the Commonwealth and (vi) the appropriate fee was submitted to the Commonwealth.

     The facts relied upon to make the Minnesota Exemption available include the following: (i) bad boy provisions of the rule apply to the Company; (ii) no commission or other remuneration was paid for soliciting any prospective buyer;
(iii) the Company filed a completed SEC Form D with the Minnesota Department of Commerce signed by a person duly authorized by the issuer; (iv) the Company executed a Form U-2 consent to service of process in the state of Minnesota; (v) the Forms were filed not later than fifteen (15) days after the first sale of the securities in Minnesota; (vi) the Company paid an appropriate filing fee of $50.00 to the Minnesota Department of Commerce.

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

     The facts relied upon to make the New Mexico Exemption available include the following: (i) the Company filed a completed SEC Form D with the New Mexico Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of New Mexico; (iii) the Forms were filed not later than fifteen (15) days after the first sale of the securities in New Mexico; (iv) the Company provided a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee.

     For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

     The facts relied upon to make the North Carolina Exemption available include the following: (i) the Company filed a completed SEC Form D with the North Carolina Department of the Secretary of State Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company executed a Form U-2 consent to service of process; and (iv) the Company paid an appropriate filing fee of $75.

     The facts relied upon to make the Ohio Exemption available include the following: (i) the Company filed a completed SEC Form D with the Ohio Division of Securities; (ii) the Company executed a Form U-2 consent to service of process in the state of Ohio; (iii) the forms were filed not later than fifteen
(15) days after the first sale of the securities in Ohio; and (iv) the Company paid an appropriate filing fee of $100.

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

     The facts relied upon to make the Pennsylvania Exemption available include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee.

     The facts to make the Rhode Island exemption available include the following: (i) the offer or sale was made in reliance on the exemptions provided by Rule 505 or 506 of Regulation D of the Act; (ii) no commission or other remuneration was paid or given directly or indirectly to any person for soliciting or selling to any person in Rhode Island except to persons duly registered in Rhode

Island; (iii) a Form U-2 Uniform Consent to Service of Process, notice of filing on Form D and a fee of $300 was given to the Department of Business Regulation ten (10) days prior to any sale in reliance upon the exemption.

     The facts relied upon to make the South Carolina Exemption available include the following: (i) the Company filed a completed SEC Form D with the South Carolina Attorney General; (ii) the Company executed a Form U-2 consent to service of process in the state of South Carolina; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in South Carolina; (iv) the Company provided the South Carolina Attorney General a copy of the information furnished by the Company to the offerees; and (v) the Company paid an appropriate filing fee of $300.

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

     The facts relied upon to make the Texas Exemption available include the following: (i) the Company filed a completed SEC Form D with the Texas State Securities Board; (ii) the form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the State Securities Board a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee to the State Securities Administrator.

     The facts relied upon to make the Vermont Exemption available include the following: (i) the Company filed a completed SEC Form D with the Vermont Department of Banking, Insurance, Securities and Health Care; (ii) the Company executed a Form U-2 consent to service of process in the state of Vermont; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in Michigan; and (iv) the Company paid an appropriate filing fee.

     The facts relied upon to make the Virginia Exemption available include the following: (i) the Company filed a completed SEC Form D with the Virginia State of Corporation Commission; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company executed a Form U-2 consent to service of process, appointing the Clerk of the State Corporation Commission as its agent for service of process; and (iv) the Company paid an appropriate filing fee of $250.

     The facts relied upon to make the Washington Exemption available include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     The facts relied upon to make the Wisconsin Exemption available include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation

D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

     The facts relied upon to make the Wyoming  Exemption include the following:
(i) the sale was to not more that fifteen (15) persons within twelve (12) months, (ii) the issuer reasonably believes that all the buyers are purchasing for investment purposes, (iii) no commission or other remuneration is paid for soliciting any prospective buyer in Wyoming, (iv) the Company filed a completed SEC Form D with the Wyoming Secretary of State; (v) the Company executed a Form U-2 consent to service of process in the state of Wyoming; and (vi) the Company paid an appropriate filing fee of $200.00.

     On May 3, 2001, the Company incorporated Wappyhead Corp. in the state of Florida to develop a synchronized delivery of advertising for a broad range of application genres including short format games, extended format games, SMS messaging, FunMail, MEPostering and more. It expects to accomplish delivery via wireless networks and the internet. It would enable content distribution to cell/smart phones, PDAs and the world wide web. To date Wappyhead Corp. has no operations.

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

Wireless data: basic types and applications

     While the technologies, protocols and network infrastructure supporting wireless data are often complex, most data applications can be simply divided into three (3) main types: bursty, query- response and batch-files

     Bursty data -- quick bursts of data are sent from point-to-point. Emerging applications in this area include remote electric power meter readings, wireless burglar alarms and other remote sensing applications.

     Query/response -- query and response lies at the heart of new wireless data applications and devices that allow for wireless e-mail and Internet access.

Batch-files - data base synchronization.

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

     Middleware: There are several companies which have developed platforms that allow developers to deliver wireless applications to all of the different devices utilizing any of the carriers' networks. Most of these platforms are XML driven. They usually purchase a gateway or subscribe to the carrier's gateways. These companies include: Broadbeam, Air2Web, HiddenMind, Everypath, etc.

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

     Wireless Application Developers: These are the companies that are developing wireless data applications. This is by far the largest group in the wireless industry. The middleware and WASP's are also writing their own applications. Retrieval is also included in this category. Other companies include: Aether, Fusion One, @hand, Virtualtek, vVault, etc.

     Wireless Internet Service Providers (WISP's): These are the companies that provide wireless internet access. There are two (2) different types - one (1) provides internet access to the mobile professional, ie: GoAmerica, Wynd Communications, AT&T and other CDPD providers; the other provides fixed "wireless" internet services, ie: Array Communications, Breakfree Wireless.

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

     PDAs: Palm Pilot, Newton , HandspringSmart Phones: Mitsubishi, Ericsson, Samsung, Nokia Communicator, SonyHand-held computers: Hewlett Packard Two-way pagers: RIM, SkytelAutomobile applications: Highway MasterWireless modems:
Sierra Wireless, NovAtel, 3Com

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


Mobile-Data (M-Data)

     Mobile commerce or m-commerce is anticipated to be the next business revolution in the wireless industry. Technology fostering easy-to-buy environments while away from a home or office PC is expected to have a broad appeal to the millions of users of Web-enabled handsets, such as two-way pagers with a Web browser, Web-enabled phones and assorted PDAs. While these wireless handsets are currently being utilized to order consumer-type goods, e.g., books, CDs, flowers, m-commerce technology is also being utilized by corporate America to buy goods and services for their organization's day-to-day business needs.

     Out of them-commerce revolution, an emerging segment has appeared to further cater to the needs of business-to-business m-commerce: mobile data (m-data). The m-data field is not a typical commerce site where goods and purchases are sold. Rather, it is about a technology that remotely controls the distribution of business data and documents. Companies are beginning to consider m- data technology because they do not want to make the same mistakes that may have led them to dispel the potential of the World Wide Web when it first arrived.

     For many companies, m-data is not simply taking documents and adding them to their traditional Web site. Instead, they are taking systematic approaches to meet the need of their mobile employee and their customers, such as location, response time and productivity levels. It is those companies who understand, embrace and build m-data strategies that capture higher customer retention levels, which allows for more profitability and market share.

     Technological advances (such as digitalization, data compression, smaller devices) and critical regulatory decisions (to license new spectrum for cellular telephony and other new applications) have greatly increased the availability of wireless communications while reducing costs. The result has been dramatic growth in the market for cellular telephones. For example, cellular telephone subscriptions have increased from just over 2 million to more than 60 million in the last 10 years.

Within the wireless data market, many experts predict strong growth:

Frost & Sullivan:

     The compound annual growth rate (CAGR) for wireless data from 1996 through 2003 is projected to be 35 percent. The market is expected to grow to ten times its current value and reach close to $2.5 billion by the year 2002. Sources:
Frost & Sullivan reports, "Mobile Data Services: How to Keep Your Customers and Profits Moving" and "North American Wireless Office Markets."

IDC predicts 61.5 million two-way data users in 2003 compared to 14.5 million in 2000.

Gartner Group:

     The opportunity for wireless data communication in the United States is huge, with 25.3 million of the 112.1 million workforce having a mobile job requirement, but growth will be slow and steady. Source: The Gartner Group, The Dataquest Market Analysis Perspective, "Wireless Data in the United States:
Pieces of the Puzzle are Missing, but a Picture is Taking Shape"

Cahners:

     By the end of 2002 virtually all wireless phones will be pre-loaded with mini browsers and will be Internet enabled. Source: Cahners In-Sat Group, 1/2001

Red Herring:

     By 2003, there will be 1 billion wireless phones in use. (Goldman Sachs as reported in Red Herring, 10/2000)

     Beyond the massive numbers of wireless users is the realization that corporations, driven by fear of "perfect competition" where neither buyers nor sellers can effect prices, are looking to wireless technology and m-data as a strategic weapon to give them a competitive advantage. A report from Cahners In-Stat Group estimates that by the year 2002, medium and large firms will spend over $117 billion on wireless equipment and services, more than double the $54 billion they spent in 1998.

Seizing The  M-Data Opportunity

     Before whole-heartedly plunging into the m-data business model, companies must understand why m-data is an important function for their organization. This can be accomplished by knowing how the technology can satisfy the needs of the mobile user. The traits that are listed below are by no means an exhaustive list, but rather are fundamental benefits that the mobile user can use to their competitive advantage.

Nine Opportunities That M-Data Delivers On:

     Response Time: M-data allows the mobile professional to quicken response time of documents and data to their customer. Instead of calling the home office to have someone put a document in a fax machine, the mobile professional can send it to the appropriate contact while in the car or in the customer's office. In some cases, especially with e-mail and fax, response times can be a matter of seconds instead of hours or days.

     Personalized Service: In a majority of instances, the m-data user can work directly with the client to send the correct documentation to that client. As an example, a user wants to send a sales sheet to a client who wants to pass it along to one of their customers. The m-data user uses his/her Web-enabled pilot to e-mail the PDF file of the sales sheet in a matter of minutes. Another example is sending a personalized thank you letter to new business prospect seconds after leaving the customer's office. These types of personalized services enhance customer relationships and serve as a foundation to grow the business.

     Productivity: Being stuck in traffic or away from the office is no excuse for being productive any longer. M-data technology allows the mobile professional to work anywhere, anytime, thus creating better productivity and more profitability.

     Lower Administrative Cost: Cost efficiencies and economies of scale can be realized by utilizing m-data technology. Capital expenditures typically allocated for new support personnel could be reinvested else where in an organization. And existing back office support personnel can be utilized in other areas that can't be easily automated, thus improving the efficiencies and real dollar savings for the entire organization.

     Mobile Back Office Support: Mobile professionals now have a tool to empower themselves to get things accomplished the way they prefer. Instead of having a back office support person distributing brochures or letters, the mobile professional can handle the allocation themselves and improve response time and customer relationships. This is especially true in an after-hours setting when no back office person is available.

     Location: Using today's global wireless infrastructure, m-data users can send their documents from anywhere in the world to a contact anywhere in the world. While there are limits to acquiring wireless signals in certain portions of the world, the majority of civilized countries present sufficient systems for wireless activity.

     Access: M-data can be accessed from a growing list of Web-enabled wireless devices. Examples include RIM and Motorola 2-way pagers, WAP phones, Palm OS devices, and the assorted Windows CE and Pocket PC devices.

     Tracking/Reporting: When using m-data technology, users can access on-line reports to track document distribution dates, times and costs to ensure that items were distributed as directed. This function of the m-data process can provide immediate peace of mind, unlike in some instances where a user is not sure if a back office person followed through on a request on time.

     Ease Of Use: When an application is easy to use, the user is more apt to keep using the application. This summation is at the heart of the m-data system. Using any Web-enabled device, users can quickly select documents, contacts and methods of delivery in minutes, not in hours (or days) as in traditional printing and fulfillment models.

M-Data initiatives

     While there are ample opportunities to seize the benefits of m-data technology, the wireless industry must advance the following areas in order to make data applications useful to the graphically limited devices:

     Change the paradigm for wireless data applications to suit the needs and expectations of the mobile user by developing an easy-to-use User Interface that takes advantage of the capabilities of each device.

     Present only information relevant to users. This decreases the amount of information they have to read, and it increases its value.

     Decrease users' airtime costs. Presenting only relevant information and using push technology will assist in this.

     Beyond these changes, corporate applications need to be more accessible by mobile users. The user must gain access to Web sites and corporate intranets without having to type long URL's, because typing on a phone is difficult and cumbersome. Setting bookmarks on the server side and pushing them to the mobile devices can help reduce this burdensome process. When accessing corporate applications a device id script on the server side can reduce levels of authentication and access time.

     Expect to see a number of initiatives in corporations mobilizing their most commonly used applications. Some of these applications will include ERP, CRM, Accounting, and Supply Chain Management. For example, consider the following: A mobile sales professional carries only a mobile phone (no pager, no PDA, no PC). While out of the office, a customer would like to see what kind of inventory levels the sales person's company has of a certain product. Basically, the mobile phone acts as a remote control emulator allowing the customer to view actual inventory levels from his company's ERP application.

     With wireless data services, the mobile professional can give accurate and timely information to their customers, review current data to make quick decisions, and stay in tune with corporate affairs. Alternatively, the professional would have to call the office to check the status of his request or break out a laptop and hope to get a dial-up connection, which is time-consuming and often not practical.

     By incorporating certain push technologies, the professional on the road could use an interface on the phone to locate the intranet site containing the status of the order. By viewing the parsed list of elements on the site, the executive would set the trigger on the order status field indicating that any change from "standard" should cause a notification to be sent. The server agent then would interrogate the selected Web content on the Web page continually. If there was no change to the order status field, the agent would continue to monitor. When and if the condition was met, the phone would ring and the salesperson would be presented with a text message and a click- through URL. This would enable him or her to know immediately of any changes in the order.

     Scores of such alerts are likely to be set by individual mobile users to address a variety of circumstances, including flight delays, price reductions, sale notifications, inventory changes and updated job orders. This will help eliminate form factor and other inherent limitations of mobile phones that have, to date, proved to be barriers to pervasive wireless data services use.

Educating the Enterprise to Go Mobile

     In an effort to adopt wireless technology and enjoy the fruits of m-data, organizations face a number of critical, strategic decisions and a host of confusing options. The right strategy for any organization depends on its response to the following questions:

     How much market reach do I want and which technologies must I support as a result?

     What is my objective for offering wireless access? Are interactivity and / or m-data important to my business?

     Is there a benefit to going wireless without my brand attached?

     How much control do I need over my wireless application's features and functions? Is the information secure?

     What information in my existing application should be available for wireless use?

     Taking an application wireless involves much more than simply porting an existing Internet site to a browser-enabled phone. Mobile applications differ greatly from ones created for PCs and laptops because their users have a different set of needs and expectations. Users want wireless transactions that are available at any time, are easy-to-use, tailored specifically for their requirements, and executable in minutes. In order to deliver on user expectations, developers must create a comprehensive application specifically targeted for wireless devices, rather than just adding wireless accessibility to existing web sites.

Retrieval Dynamics Solutions for Mobility

     The Company's products currently consist of three (3) software solutions for mobile data technology.

     The Company's initial product, Qxprint[TM] is a wireless handheld CRM application that allows mobile professionals to perform common business transactions anywhere. By setting up an account on the Qxprint.com website, the user can upload and manage their Outlook, Act!, and Palm contacts and all types of printable files thus allowing the mobile user to merge new and stored contacts to their secure pre-defined documents stored in their private directory. With a simple execute command from the handheld device, the information can be sent to the user's desired contact via e-mail, fax or to the Print-On-Demand facility for a mailed hardcopy. Next, a return e-mail confirmation receipt is immediately sent to the user notifying them of a successful transaction. Most importantly the Qxprint transaction will work on virtually any wireless appliance including the RIM and Motorola 2-way pagers, WAP phones, Palm OS devices, and the assorted Windows CE and PocketPC devices.

DocLYNX[TM]Lite

     DocLYNX[TM]Lite is a hosted wireless application targeting the real estate professionals namely agents, brokers, and appraisers. DocLYNX[TM] Liteis an extremely easy to use and powerful application that allows portable access to the MLS database with their 2-way pagers, cell phones, or wireless PDA's.

     Because e-mail/SMS technology is so prevalent in wireless data today, application developers should leverage this technology framework in designing and developing new applications. Companies have been able to use e-mail to gather and forward information for the last several years. Information received via e-mail is often used in other applications. To transfer information from e-mail messages to other applications, one has to parse and process it first. Manual processing of messages requires much time and effort, and errors are very probable with it. An e- mail parser makes messages processing more effective, as it allows to parse data, process it, and transfer to other applications automatically.

     A  Compelling  example  of  developing  wireless   applications  with  this
technology can include using an e-mail parser to retrieve and view database information, files, or content stored on servers.

The parser can be used to do the following jobs automatically: processing of order forms received via e-mail, sending replies to clients, filling order databases, sorting and redirecting e-mail message flows, compiling mailing lists, maintaining statistics of any kind, and saving back-up copies of important messages. This same technology can be developed for SMS which uses both SMTP, the standard e-mail protocol and the newer SMPP.

     The Company's other wireless application, DocLYNX7[TM], will enable users to warehouse documents, forms, pictures and streaming video; send e-mail and faxes; print on demand; provide text to speech capabilities; and retrieve the stored mediums to their laptop or hand-held computer. DocLYNX7[TM]is still in development and will be a client application that the user will install via CD-ROM or download on their desktop, laptop or handheld computer.

Qxprint[TM]

     Qxprint[TM] allows Web-enabled users to manage the distribution of their business documents from their Internet-enabled wireless device, at any time of the day or night. The technology prevents the user from having to constantly return to the office to print out or retrieve necessary documents and send them out. It also is designed to free the individual from the frustrations of relying on support staff with limited hours and capacity. And that means more time for the professional to spend on the road with their customers, and more results. Qxprint[TM] allows the user to:

     Store letters, agreement forms, contracts, informational literature, sell sheets, brochures, or any documents important to a business in a private folder in the Qxprint[TM] database, along with a directory of contacts including existing and potential customers.

     Access your Qxprint[TM] virtual desktop from any Internet-enabled wireless device.

     Choose documents to be sent out and the appropriate contact to send the document to. Edits can be made to the contact directory and customize letter-formatted documents by merging contact information.

     Choose e-mail, fax, U.S. Postal Service or Federal Express Priority Overnight delivery.

     Receive confirmation of each transaction via e-mail.

     Qxprint[TM] registration and the uploading of the documents for storage is free. Users pay only for their transactions.

     Qxprint[TM] is our entry point into corporations. By enticing companies to use QxprintTM, Retrieval Dynamics is offering a "risk-free" wireless solution that can help educate mobile professionals and help the company position itself to extend other applications to their mobile workforce. Retrieval Dynamics thus becomes the wireless expert that will help companies adopt m- data solutions.

     An important part of being successful in business is the ability to leverage one's core competencies. RDC's is the ability to bring many best of breed wireless technologies and offer our customers their collective benefits, seamlessly under one platform that we call NIMBLETM. Retrieval Dynamics is aligning itself with industry leaders to form partnerships with companies who understand our ability to extend their sales forces and creating additional revenue streams.

     For a wireless application to be successful, it must be developed from a multi-channel perspective and not from the viewpoint of the any single mobile appliance. Implementing the mobile solution on a platform with an XML-based architecture is a critical success factor. XML is important because it provides a standardized format and data description that can then be transformed to meet the constraints of a wireless (or other) device. By utilizing XML, the data and business logic can be separated from how it is presented. A robust wireless solution should also include the ability to use other interfaces and formats (such as HTML, JDBC, or SQL) to access data sources and create XML.

     Moreover, the mobile application should be developed utilizing a platform that leverages the existing wireline application infrastructures and the business logic they embody. This platform architecture should be designed to accommodate the evolution of existing channels and devices. RDC's NIMBLE platform includes a wireless application gateway that utilizes an XML conversion from the data sources by rendering it to the wireless devices via XSL style sheets developed around a device's graphical specifications.

     The NIMBLE Platform and the RDC's RAD3TM (rapid application design, development, and deployment) methodology can be used to create a wireless bridge between corporate mobile users and business-critical and time-sensitive applications. The technology can also be used to extend existing e-commerce capabilities to business partners operating within a company's supply chain, and target the benefits of these systems to a variety of non-PC mobile devices. The whole idea is to bring the customer closer to the core business process and in doing so establish a comfort level that enhances the entire wireless transaction experience.

     DocLYNX[TM] Lite Retrieval Dynamics Corporation has developed a wireless real estate application that incorporates both web-based transaction processing with e-mail parsing technology. This product, DocLYNX[TM] Liteworks with any e-mail or SMS enabled device to provide real-estate professionals real-time access to the MLS database. Through a 2-way pager or SMS phone, the user can e-mail an MLS search query to the DocLYNX.com e-mail server which will parse the specific information back to the device in the form of an e-mail or text message. In this particular application, RDC is the application service provider combining a web-based interface and e-mail parsing technology for the wireless device. The end-user, in this case a real estate agent, would visit the www.doclynx.com website and register for service.

     Because DocLYNX[TM] Lite is integrated with the Multiple Listing Service database, the registration process will verify that the user is an actual licensed agent or broker. After registration, the realtor is assigned a secure user id and password to enter the protected area of the website. This includes a general "Account Management" page where the user can change billing and personal information; a "Request History" page that displays all requests made from the mobile device to the server so the agent can alleviate the hassle of re-querying the MLS database when they are on their PC; and a "Manage Request" page which allows the user to customize the output or content sent to their device. After customizing their web interface, the agent can then begin to use their wireless devices from the field to access real-time MLS data.

     Because this application utilizes the simplicity of e-mail protocols, there is not a need to develop or load any client side piece to the devices. This alone eliminates the barrier of updating and maintaining specific device-based features. Passing commands through e-mail or SMS provides all the user functionality. After a command is sent from the pager to the DocLYNX[TM] Lite server, it will be interpreted and a response sent back to the pager in a pre-defined format. This common off- the-shelf parser is integrated through scripting languages based on Microsoft Active Scripting technology - JavaScript and VBScript with an SQL database that pulls directly from the MLS database. The parser in this case downloads messages from the DocLYNX[TM] Lite mail servers and processes them using a list of rules set up by on the website and the query. These rules consist of filters and processing components. When downloading a message, the parser checks whether it is to be processed or not using filters. If the message is to be processed, the parser adds it to processing queue. Upon completion of the working session with a mail server, the parser processes all the messages in the queue. Processing components are used to parse, modify, and store data from messages. In the case of DocLYNX Lite, all responses or messages will reflect the most recent real- time MLS data. An additional "drill-down" feature incorporated into this product allows clients to use the "Reply" e-mail function to find additional information in the MLS database, such as a more complete listing of the specific real-estate property.

DocLYNX7[TM]

     DocLYNX7[TM] will provide the mobile professional with a wireless data application and/or information tool that is capable of interfacing with a variety of networks, operating systems and platforms, thereby minimizing the complexity associated with wireless networks.

     The DocLYNX7[TM] is a suite of vertically specific, but scalable services bundled in a client application with an application server which provides wireless access to shared information. The DocLYNX7[TM] documentation is easy to use, having been written by writers and end-users rather than software designers. DocLYNX7[TM] is explained in exceptionally clear and understandable terms. The key is the Company's user-defined interface. The Company believes that the mobile professional has never had such capabilities in an easy-to-use tool.

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

     DocLYNX7[TM] has addressed this problem by providing many useful tools in a single, simple, integrated interface: email, calendar, scheduling, picture capture and retrieval, forms processing, document warehousing, collaboration and more, all from within the same interface and all just a click away. This allows the user to learn one (1) methodology for performing several tasks, which increases efficiency and effectiveness and reduces learning time. Each component of DocLYNX7TM has been built to work with every other component to provide seamless sharing of information and functionality between all components.

     Common tasks such as sending a document to a client or associate, faxing a proposal or listing a new property have been automated by the use of intelligent wizards. These wizards step the user through each phase of the process to allow them to accomplish their goals as easily as possible. The integration of technologies is what makes DocLYNX7[TM] unique in the technology marketplace.

Features of DocLYNX7[TM]

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

     Forms. DocLYNX7[TM] will provide on demand all forms relevant to the industry. All state and federal certified forms are expected to be available in the system. The professional will have the ability to recall these forms as needed and share them much in the same way as those completed forms which have been scanned into the document library. The state and federal forms will be available for print, fax or e-mail as needed.

     Pictures. DocLYNX7[TM] allows professionals to post still pictures and streaming video to web sites via hand-held picture books or through wireless or wireline communication networks. These captured images may be shared via e-mail immediately upon capture. Additionally, with the picture book and wireless transmission, the professional is able to retrieve pictures on demand and share that information with their clients or co-workers in real time in the field.

     E-mail and Faxing, E-faxing. DocLYNX7[TM] provides for e-mail and faxing services at any time.

     Video Conferencing. The video conferencing features of DocLYNX7[TM] allow for remote mentoring with continued education and training and interaction with other DocLYNX7TM users. Often, training is done at a remote location with little or no follow-up on technique and application.

The video capture feature of picture book equipment allows trainees to broadcast their client interactions to a mentor for evaluation and improvement. A professional seeking advice on a particular issue is able to interact with other users in real time who may have already experienced and overcome the issue.

     Voice Recognition. Using voice recognition, DocLYNX7[TM] users are able to reduce the time they spend transcribing notes or entering information. The professional is able to dictate the information directly into the system for immediate upload and possible printing. Additionally, voice recognition allows the user to attach audio files to text or files for further explanation of listing or features.

Business Strategy

     The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products, is to be a niche provider of eWASP[TM] technology and information management tools by using the expertise of its staff in application development. The Company is in the process of vertically positioning Qxprint[TM] as a back office tool which will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. DocLYNX[TM] Lite for the real estate professional, having been launched in October 2001, is in the early stages of marketing. DocLYNX7TM , is still in development as a 3G (third generation) software. It will provide the mobile professional a data application and information tool, bundled with vertically specific functionality offering a complete wireless solutions for their business needs. The Company seeks to maximize its recurring revenue stream initially by extending its eWASP[TM] services to a variety of professional vertical markets and custom wireless application development. Its objectives for its software applications include the following key elements:

     * sell the Company's products in many vertical markets, as the market for wireless technologies is developing;
     * build subscription base for DocLYNX[TM]Lite for the real estate professional;
     * maintain Qxprint[TM]as a horizontal wireless application marketed to mobile sales professionals;
     *    develop niche vertical markets for Qxprint[TM]enterprise editions;
     * pursue marketing opportunities which allow the Company to develop the market presence needed to support sales goals and to attract developers of new products and services;
     * maintain and strengthen strategic relationships with suppliers and customers;
     * focus on providing a quality product, in addition to support and development after the sale;
     * utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets;
     * pursue selective partnerships to expand the Company's capabilities, products and services.

     The Company's revenues to date are marginal and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon subscriptions, and transaction fees of its Qxprint[TM] and DocLYNX[TM] Lite products, custom wireless solutions, as well as additional monies received as a result of sales of the Company's Common
Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

     Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of production and shipping and its ability to incorporate such costs in the price charged to its distributors.

Marketing and Distribution

     The integration of wireless networks with the Internet combined with the convergence of "smart" mobile devices incorporating newly-designed web browsers and operating systems that will accommodate third-party applications is anticipated to drastically change the way people around the world conduct their businesses and utilize their leisure time. The strongest user demand for wireless Internet services comes from three (3) categories: e-mail messaging, World Wide Web browsing, and pull content (also known as Web clipping). Of the three, e-mail messaging is the most critical. Workers rely on e-mail and want access to it all the time, even when they don't have access to a phone jack.

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

     The Company's objective for the horizontal version of Qxprint[TM] is to achieve ten thousand (10,000) customers in 2002, seventy percent (70%) from internet marketing and thirty percent (30%) from basic marketing. A major effort will be made for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint[TM] vertical solutions are based on modification, customization and licensing fees.

DocLYNX[TM] Lite for the real estate professional is target marketed to MLS (multi-listing services) and real estate professionals.

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

     Develop the market for existing and new products for mobile  professionals:
The Company's initial focus is to meet the needs of the mobile professional. The Company will focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. The Company plans to develop a complete solution, which includes the software as well as the platform on which to drive customer information needs. The Company plans the development of additional services, which will expand and enhance the capabilities of DocLYNX7[TM] and Qxprint[TM] These enhanced functions will empower the Company's professional clients to use information more efficiently and effectively.

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

     Develop our customer base and strengthen the DocLYNX[TM] and Qxprint[TM] brands through enhanced sales and marketing promotions: The Company intends to be aggressive in its marketing mix by promoting the DocLYNX[TM] and Qxprint[TM] brands. The Company intends to target DocLYNX7[TM] in the real estate industry, property management, financial services, insurance, construction, etc. Initially, Company plans include a continued testing phase which should allow management to collect and analyze customer feedback. With this information, it hopes to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

     Develop an in-house marketing  communications and customer support program:
Company marketing staff has developed marketing and sales literature along with a demonstration tools that support both direct sales and customer support. The Company websites are scheduled to be constantly updated to show most recent developments and partnerships.

     The Company will strive to offer the best customer service possible by providing solutions and answers in a timely fashion. The company has staffed a customer service department and will use automate e-mail responses for common questions or problems. To achieve long-term success, the Company must strive for other elements: superior customer service, customization of products and services, interactivity and maximum buying convenience.

     Maintain  and  strengthen  our  strategic   relationships  with  suppliers:
Building a successful business requires strategic initiatives that will provide potential customers, help to enter into new and targeted markets, develop and affirm credibility in the market place, generate name recognition, align with reputable and well known or established companies with significant customer bases, and enlist technologies that supplement existing or in-house technology and applications. It is critical to build a "spider web" in strategic alliances and partnerships. Just as the spider, when weaving a web, it starts with one strand then begins to build the total web. Rarely does the spider catch anything until the web is completed, so that is the strategic plan for Retrieval Dynamics Corporation to build a solid base of partnerships and alliances to better position the company for growth and profitability.

     Strategic positioning and planning are critical for a successful business, whether a startup or for an established company. In order to accomplish these goals, strategic partnerships provide critical supplementation of existing products, services or technologies. These partnerships and the strategic positioning enable Retrieval Dynamics Corporation to provide robust and successful applications at a faster rate to meet market and customer expectations. Building this strategic positioning and moving to create these partnerships is a key to success for a global mobile application developer.

     Following, you will find a review of existing strategic partnerships and alliances that have been developed over the past six (6) months. These provide a critical basis to growth and profitable business opportunities in the near future.

     Sprint PCS is the largest wireless network carrier in the United States with close to 2 million wireless subscribers. They also represent one of the largest wired telecommunications companies in the United States. Retrieval Dynamics Corporation has finalized an agreement that places the QxprintTM application on the Sprint PCS wireless devices and be included as a certified application. This will immediately bring access to a targeted wireless population and potential customer base. This application and relationship will also allow us more quick and direct access for other content applications to be delivered to Sprint PCS and their growing wireless customer base.

     idrive has developed the world's first software infrastructure platform for network storage - an intelligent file management, content delivery and information management system for communications services. Idrive enables access to files from any PC or mobile device, offers peer- to-peer file sharing, message integration, content collection and management tools, application development through an open API, and Metadata mining and a personalization engine. With a Letter of Intent contract in place, they bring to Retrieval Dynamics Corporation established scalability for storage and integrated applications. Retrieval Dynamics Corporation will benefit from this relationship, as idrive has current working relationships with NTT DOCOMO (the largest Japanese wireless network company and the company that telecommunications companies globally are trying to emulate their business model). This relationship to NTT DOCOMO will help us enter the tough Japanese marketplace and target the 2 million-plus customer base. Since NTT is also connected with AT&T, current negotiations are going on to implement idrive's storage solution that will include Retrieval Dynamics Corporation's QxprintTM. Therefore, this alliance should provide a significant customer base of nearly 3 million potential subscribers to QxprintTM. iBackOffice is a provider of outsourced services to the mobile Internet market. Armed with several decades of experience in the wireless, outsourced customer relationship management (CRM) and the offshore IT services industries, the company is positioned to become the leading provider of technical support services for the mobile CRM segment.

     Arch Wireless is a leading provider of two-way narrow band wireless data solutions that provide the ability to stay connected to the information you need from virtually anywhere life takes you in the United States. The existing nationwide infrastructure of wireless towers makes Arch Wireless the best connected of all network carriers. Their innovative services span wireless e-mail and instant text messaging to mobile Internet access and custom end-to-end enterprise solutions. With an advanced network providing exceptional coverage, Arch Wireless enables millions of people and thousands of businesses to take full advantage of our increasingly wireless world. Arch Wireless has the largest existing customer base at 13 million subscribers. This potential market represents a significant potential subscriber-base for Retrieval Dynamics Corporation developed niche applications. Arch works with their customers to develop a two-way wireless data solutions that will make mobile workforces more efficient and accessible and their business more productive. Retrieval Dynamics Corporation currently has a Letter of Intent to develop a target application for the Real Estate market. In so doing, Arch will have a new application to take to their potential customer base on a nationwide basis. Their 7 thousand sales people will be promoting this niche application nationwide, thus allowing us to leverage our wireless applications. This partnership will lead to more innovative applications and a stronger alliance with one of the nations biggest messaging companies.

     iBackOffice is a provider of outsourced services to the mobile Internet market. Armed with several decades of experience in the wireless, outsourced customer relationship management (CRM) and the offshore IT services industries, the company is positioned to become the leading provider of technical support services for the mobile CRM segment. Teaming up with iBackOffice and having a contract in place gives Retrieval Dynamics Corporation the ability to provide proven reliable 24/7 customer service. This will be critical when building a customer base then building credibility for new and existing applications.

     MethodFactory is a software design, development and integration firm specializing in the delivery of technology based solutions to real-world business challenges. They utilize a proven methodology to integrate existing business processes and systems with technology solutions that increase efficiency, reduce overhead and maximize your ability to better communicate with your business partners and customers. There has been a great relationship with MethodFactory, since the initial development of QxprintTM, as they were strategic developers for the web interface. The continued relationship has lead to them being an integral part of our out-sourced services. Current negotiations are underway to provide website hosting for them and their customers, which will provide a base for our WASP. It will also help in capacity utilization of the existing Retrieval Dynamics Corporation facilities.

     Clickshare  delivers  one-click,  one-registration,   one-bill  information
management for publishers and users Having Retrieval Dynamics' innovative document delivery service as part of their network increases Clickshare's appeal to wireless carriers and mobile users who not only want to be able to purchase information easily, but send it easily as well. Until the agreement with Clickshare, QxprintTM subscribers paid for delivery services on a per-document basis by registering their credit card information on the QxprintTM site or by calling QxprintTM customer service. Now, in addition, subscribers may choose the option of just using their Clickshare-enabled account at a carrier or Web site, applying the purchase to a credit card, wireless or phone bill, bank account or other credit or debit facility. Subscribers receive one monthly bill from their Clickshare provider. This agreement also offers wireless carriers a simple way to integrate QxprintTM with their legacy billing systems.

     PrinterOn provides simple and secure Internet printing solutions that help you communicate smarter, faster, better than ever before. With this alliance (Letter of Intent) subscribers of QxprintTM can send your documents from any computer or wireless Internet-enabled device to virtually any printer in the world. Thus, this alliance provides a broader range of user options of QxprintTM. Since PrinterOn is headquartered in Canada, it provides an entry vehicle for Retrieval Dynamics Corporation to enter the wireless application market place, which enhances the globalization of the company and product-line.

     PointBase provides database products on Java platforms. Their technology is specifically designed for mobile computing applications based upon the J2ME[TM] and J2SE[TM] architectures providing a pure Java[TM], small footprint <45k (for the J2ME platform), database. Applications running on a wide range of Internet appliances and smart devices can now persist and manipulate data using a platform independent, standards-based relational database. PointBase, the leader in application database technology based on the Java[TM] Platform, manages and synchronizes enterprise data beyond the firewall. They also enable Java developers to create multi-threaded database solutions that function autonomously on server, server appliances, mobile and occasionally connected devices. The Company is currently in negotiations to finalize an agreement with their database applications will become an integral component to the QxprintTM platform for the enterprise. This should enable QxprintTM to offer information accessed from a database to be accessed and transmitted to a specific contact from a wireless device. It should also allow for a print-on-demand copy of the database information that is controlled through QxprintTM from a wireless device. PointBase also brings strategic contact for Retrieval Dynamics Corporation, as their founder was one of the co-founders of Oracle. This will be leveraged into strategic wireless development applications.

     RIM's portfolio of award-winning products includes the family of RIM Wireless Handhelds[TM], the BlackBerry[TM] wireless email solution, embedded radio-modems and a suite of software development tools. RIM Wireless Handhelds are revolutionary communication devices that allow mobile professionals to send and receive email wherever they go. All RIM handhelds incorporate breakthrough wireless technology to deliver simple, mobile email access.-based company with proven technologies and a history of developing breakthrough wireless data solutions. At the core of RIM's products is leading-edge radio technology. This technology has been incorporated into all of our products including award-winning RIM Wireless Handhelds and industry-leading radio modems. Retrieval Dynamics Corporation has signed a contract to become an ISV Solutions Alliance Program partner. This brings to Retrieval Dynamics Corporation co-marketing opportunities and Blackberry certification. This will lead to increased customers, as Blackberry users are a targeted wireless audience representing early adopters of wireless and technology. RIM will pull Retrieval Dynamics Corporation into many new niche markets, as they are looking for content providers and once certified Retrieval Dynamics Corporation will receive referrals to wireless application development opportunities.

     Motorola is one of the largest device and system providers globally, competing primarily with Nokia, and Ericsson. Motorola is also a global leader in providing integrated communications solutions and embedded electronic solutions. These include: Software-enhanced wireless telephone, two-way radio and messaging products and systems, as well as networking and Internet-access products, for consumers, network operators, and commercial, government and industrial customers. End-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. Embedded semiconductor solutions for customers in the networking and computing, transportation, wireless communications and digital consumer/home networking markets. Embedded electronic systems for automotive, industrial, transportation, navigation, communication and energy systems markets. Retrieval Dynamics Corporation has earned Motorola certification for the QxprintTM application as well as signing the Motorola contract to allow Motorola to demonstrate their devices Retrieval Dynamics products and technology. In addition, negotiations are in process to become a certified development partner for Motorola's enterprise application group. This will provide sales and development opportunities to expand the out-reach of in-house sales and marketing. This also provides an entry into testing facilities for application feasibility and robust capability.

     An agreement is being finalized with Armando A. Mann of AldeaX Group, to act as the exclusive agent of Retrieval Dynamics Corporation for Argentina and Uruguay. He was the past president of the South American Telecommunications Association, which represents 52 different network carriers. Mr. Mann brings with him many years of telecommunications experience and also offers a head start for Retrieval Dynamics Corporation entering the Latin American market place. Again, wireless acceptance is more rapid in Asia, Latin America, and Europe then in the USA. We expect other opportunities within Latin America to come from this relationship.

     The SARASOTA ASSOCIATION OF REALTORS(R), INC. is a trade association representing nearly 2100 REALTORS(R) in Sarasota and Sarasota County. As members of organized real estate, REALTORS(R) subscribe to a strict code of ethics and have access to numerous services and programs to enhance their professionalism. Educational programs and seminars help members gain new skills and professional designations. Regular meetings provide opportunities for networking. In addition to these programs, the SARASOTA ASSOCIATION OF REALTORS(R) INC. offers its members a variety of business tools -- from the Multiple Listing Service, market statistics, and publications with current real estate information to training in cutting-edge technology. Retrieval Dynamics Corporation has joined this organization to help in its development of the Real Estate DocLYNX[TM] Lite application. It is critical to understand the inner-workings of the Board of Realtors, therefore this organization provides an entry into the activities and database for future up- selling opportunities and development. Retrieval Dynamics currently has an agreement with SARASOTA ASSOCIATION OF REALTORS(R) INC. to access property information.

     Microsoft provides a directory of wireless developers. Being a qualified member of this directory we have access to development tools, and PR. RDC wireless applications and ASP is on a Microsoft platform and uses its gateway. Retrieval Dynamics Corporation is a complete end-to- end Microsoft wireless and Internet solution platform.

     Casio has made Retrieval Dynamics Corporation a resale partner for their PDA devices and provide discounts on device hardware. Retrieval Dynamics Corporation will also receive coop dollars for coop marketing and advertising promotions. This will allow us to offer complete wireless solutions that include device recommendations.

     IBM Solution Partnership - is a business partner that will qualify Retrieval Dynamics Corporation for co-marketing opportunities, and referrals to enterprise customers for wireless applications. This helps IBM supplement their e-business and wireless opportunities.

     Cingular - Retrieval Dynamics Corporation is listed in their Developers Directory, and the relationship will evolve into a solutions alliance program with co-marketing opportunities and certified applications.

     AT&T Wireless - Retrieval Dynamics Corporation will be listed in their Developers Directory, be part of their testing of applications and certification protocol, and enter into marketing and joint PR opportunities.

     Palm Developer Network - Retrieval Dynamics Corporation is listed in the Palm Solutions Alliance and co-marketing directory - devices, software and operating systems

     Openwave is the world's largest provider of mobile Internet software backed by industry- leading Customer Services. They provide Communication Service Providers (CSPs), including wireless and wireline carriers, Internet Service Providers (ISPs), portals, and broadband providers worldwide, with the software and services they need to build boundary-free, multi-network communications services for their subscribers. Openwave customers currently serve more than half of all mobile subscribers across the globe and include AT&T Wireless, Verizon Wireless, Sprint PCS, and Nextel, as well as Japan's KDDI and BT's Genie. Openwave[TM] Mobile Browser[TM] software is embedded in more than 70 percent of all Internet-enabled phones. Retrieval Dynamics Corporation is one of the wireless developers in their co-marketing directory.

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

Status of Publicly Announced Products and Services

Qxprint[TM]:   Version 1.0 released January 19, 2001.
               Version 1.5 released June 27, 2001.

DocLYNX7[TM]:  Version 1.0 released October 23, 2001.

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

Qxprint:

     As of this date, there are few companies that offer a competive offering to Qxprint. These include: vVault, Onset Technologies, MyDocsOnline, and Veratium. Qxprint is the only service that is transaction based and offers wireless print fulfillment services from U.S. Mail and FedEx.

Doclynx Lite:

     As of October 2001, there are a number of competitive offerings to the DocLYNX Lite solution for the real estate professional, but none offer the same degree of simplicity and functionality. These companies include: Top Producer, PocketRealestate.com, Wireless Wisdom, and Homestore.com. Their solutions are tailored to a specific device or aren't a real-time wireless solution.

     Initial competition for DocLYNX7[TM] will come from companies such as CreSenda, Tegris, and Cyclovision. These companies provide a service to the real estate agent, which is only one (1) vertical of the DocLYNX7[TM] solution.

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

     Retrieval Dynamics, DocLYNX7[TM], Qxprint[TM], Qxprint+[TM], eWASP[TM], NIMBLE[TM], Wappyhead[TM] and "partnering the powerful with the personal[TM]" are trademark protected.

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

Cost of Software Development

     For fiscal year 2001, the Company expended $3,069,552 on software development efforts. At the current time, none of the costs associates with software development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At September 30, 2001, the Company employed thirteen (13) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

     During the current fiscal year, the Company issued a total of 374,375 shares to twenty-one (21) individuals for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. No state exemption was necessary for the person who is a resident of Hong Kong. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2001 fiscal year ended September 30, 2001, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company has made application to NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consisted of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, if approved, permits price quotation for the Company's shares to be published by such service.

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

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

     As of September 30, 2001, there were two hundred twenty-one (221) holders of record of the Company's common stock.

     As of September 30, 2001, the Company had 13,361,666 shares of its common stock issued and outstanding, all of which were restricted Rule 144 shares and none of which were free-trading. Of the Rule 144 shares, 3,135,000 shares have been held by affiliates of the Company for more than one (1) year.

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

     The Company was still in the development stage until June 2000 when the Agreement took place between Retrieval and the Company and is still emerging from that stage. The Company is planning rollout of its initial product Qxprint[TM] later this month. From the date of the Agreement in June 2000 through September 30, 2001, the Company generated no revenues. Since inception of Retrieval (September 8, 1999) through September 30, 2001, the Company has generated cumulative losses of approximately $4,477,118, which includes amortization of product development costs of $519,931. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     In anticipation of rollout of Qxprint[TM], the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended September 30, 2001 and September 30, 2000

Revenues

     Revenues for the fiscal years ended September 30, 2001 and September 30, 2000 were $0. The company, despite the expansion of its infrastructure, still remains a development stage corporation.

Operating Costs and Startup Expenses

     Operating costs and startup expenses for the year ended September 30, 2001 were $3,360,764 compared to $929,505 for September 30, 2000. Interest expense for the year ended September 30, 2001 was $158,405 and $0 for September 30, 2000. Net loss was $3,512,013 and $929,505, respectively. Net Loss for the fiscal year ended September 30, 2001 includes the amortization of product research and development costs of $519,931.

Assets and Liabilities

     At fiscal year end September 30, 2001 assets were $2,984,168 compared to $40,868 for the fiscal year end September 30, 2000. Assets consisted primarily of Property and Equipment and Software Costs. Liabilities were $863,844 at fiscal year end September 30, 2001 compared to $801,092 for the fiscal year ended September 30, 2000. Liabilities consisted of accounts payable to shareholders and notes payable.

Stockholders' Deficit

     Stockholders' equity was $2,120,324 as of September 30, 2001 compared to a deficit ($804,224) as of September 30, 2000.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2001 the Company had cash and cash equivalents of $1,192 as compared to to $1,409 for the period ended September 30, 2000.

     In July 2001 the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes mature on September 30, 2001. At maturity, the holder has the option to:
(i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. On September 30, 2001, Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest, on each note, to December 31, 2001. The notes and accrued interest remain outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000
                and Period September 8, 1999 (Date of Inception)
                           through September 30, 2001








                                    Contents


Independent Auditors' Report on Consolidated Financial Statements............F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3
    Consolidated Statements of Operations....................................F-4
    Consolidated Statements of Changes in Stockholders' Equity...............F-5
    Consolidated Statements of Cash Flows....................................F-7
    Notes to Consolidated Financial Statements...............................F-9

                          Independent Auditors' Report





Board of Directors
RDC International, Inc. and Subsidiaries
   (A Development Stage Enterprise)
Sarasota, Florida


We  have   audited  the   accompanying   consolidated   balance   sheet  of  RDC
International, Inc. and Subsidiaries (a development stage enterprise) as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000 and the period September 8, 1999 (date of inception) through September 30, 2001. These consolidated financial statements are the responsibility of the management of RDC International, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred operating losses of approximately $4,500,000 since inception and has negative working capital of approximately $858,000 as of September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RDC International, Inc. and Subsidiaries (a development stage enterprise) as of September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 and the period September 8, 1999 (date of inception) through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ Pender Newkirk & Company
Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
October 30, 2001, except for Note 2,
as to which the date is December 7, 2001

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                               September 30, 2001


Assets
Current assets:
    Cash                                                               $        1,192
    Employee advances                                                           2,200
    Prepaid expenses and deposits                                               2,950
                                                                       --------------
Total current assets                                                            6,342
                                                                       --------------

Property and equipment, net of accumulated depreciation                       362,183
                                                                       --------------

Other assets:
    Software, net of accumulated amortization                               2,599,627
    Other                                                                      16,016
                                                                       --------------
Total other assets                                                          2,615,643
                                                                       --------------
                                                                       $    2,984,168
                                                                       ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                            $      211,432
    Accounts payable, stockholders                                            266,668
    Notes payable                                                             153,000
    Accrued expenses                                                          232,744
                                                                       --------------
Total current liabilities                                                     863,844
                                                                       --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares
        authorized; zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000
        shares authorized; 13,361,666 shares issued and
        outstanding                                                             1,336
    Additional paid-in capital                                              6,758,293
    Deferred offering costs                                                  (162,187)
    Deficit accumulated during development stage                           (4,477,118)
                                                                       --------------
Total stockholders' equity                                                  2,120,324
                                                                       --------------
                                                                       $    2,984,168
                                                                       ==============






The accompanying notes are an integral part
of the consolidated financial statements.                                    F-3

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                        Period September 8, 1999
                                                                 Year Ended                (Date of Inception)
                                                               September 30,                    through
                                                      --------------------------------        September 30,
                                                           2001               2000                   2001
                                                      -----------------------------------------------------------
Operating costs and start-up expenses                 $     3,360,764     $    929,505       $    4,325,869
                                                      ===========================================================

Net loss from operations                              $    (3,360,764)    $   (929,505)      $   (4,325,869)

Other income                                                    7,156                                 7,156

Interest expense                                             (158,405)                             (158,405)
                                                      -----------------------------------------------------------

Net loss                                              $    (3,512,013)    $   (929,505)      $   (4,477,118)
                                                      ===========================================================

Net loss per share                                          $(.30)           $(.14)               $(.49)
                                                      ===========================================================

Weighted average number of
    common shares                                          11,889,903        6,555,945            9,139,621
                                                      ===========================================================












The accompanying notes are an integral part
of the consolidated financial statements.                                    F-4

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 1999


                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Balance, September 8, 1999 (date of inception)                              0        $         0       $          0
Net loss for the period
                                                                 --------------------------------------------------
Balance, September 30, 1999                                                 0                  0                  0
Issuance of common stock at $.01 per share,
    December 1999                                                   1,000,000             10,000
Capital contributions, December 1999                                                                          1,619
Collection of stock subscription, March 2000
Collection of stock subscription, June 2000
Acquisition of company                                              6,500,000                650             11,850
Recapitalization                                                   (1,000,000)           (10,000)            (2,500)
Net loss for the year
Collection of stock subscription, September 2000
Issuance of common stock for services at $.0001
    per share, July 2000                                              120,000                 12
Issuance of common stock for cash at $1 per share,
    July 2000                                                          15,000                  1             14,999
Issuance of common stock for cash at $1 per share,
    August 2000                                                       100,000                 10             99,990
Issuance of common stock for cash at $1 per share,
    September 2000                                                      5,000                  1              4,999
Issuance of stock for services at $1 per share,
    September 2000                                                    100,000                 10             99,990
Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                                                         30,750
                                                                 --------------------------------------------------
Balance, September 30, 2000                                         6,840,000                684            261,697
Issuance of common stock at $1 per share for stock
    subscription, November 2000                                       189,080                 20            189,060

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
$             0         $         0        $          0       $           0
        (35,600)                                                    (35,600)
---------------------------------------------------------------------------
        (35,600)                  0                   0             (35,600)

                            (10,000)
                                                                      1,619
                              4,000                                   4,000
                              4,000                                   4,000
        (12,500)
         12,500
       (929,505)                                                   (929,505)
                                500                                     500

                                                                         12

                                                                     15,000

                                                                    100,000

                                                                      5,000

                                               (100,000)

                                                                     30,750
---------------------------------------------------------------------------
       (965,105)             (1,500)           (100,000)           (804,224)

                           (189,080)


The accompanying notes are an integral part
of the consolidated financial statements.                                    F-5

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 1999

                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Collection of stock subscription, November 2000
Issuance of common stock and warrants at $1 per
    share for cash, November 2000                                   3,347,170                334          3,346,835
Issuance of common stock at $1 per share for
    services, November 2000                                            50,000                  4             49,996
Issuance of common stock at $.50 per share for
    convertible debt, November 2000                                    38,206                  4             19,099
Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                                                  (30,750)
Offering costs, November 2000
Issuance of common stock and warrants at $1
    per share for cash, January 2001                                1,176,425                118          1,176,307
Issuance of common stock and warrants at $1
    per share for cash, February 2001                               1,176,425                118          1,176,307
Issuance of common stock at $1 per share for
    subscriptions, March 2001                                         219,985                 22            219,963
Collection of stock subscriptions, March 2001
Amortization of offering costs, March 2001                                                                 (124,564)
Collection of stock subscriptions, June 2001
Intrinsic value of beneficial conversion feature on
    convertible debt, July 2001                                                                             113,113
Issuance of detachable warrants in connection with
    convertible debt, July 2001                                                                              36,887
Issuance of common stock at $1 per share as part
    of offering costs, August 2001                                    324,375                 32            324,343
Collection of stock subscription, September 2001
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2001                                        13,361,666        $     1,336       $  6,758,293
                                                                ===================================================

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
                              1,500                                   1,500

                                                                  3,347,169

                                                                     50,000

                                                                     19,103


                                                                    (30,750)
                                                (63,900)            (63,900)

                                                                  1,176,425

                                                                  1,176,425

                           (219,985)
                            189,080                                 189,080
                                                124,564
                            200,000                                 200,000

                                                                    113,113

                                                                     36,887

                                               (324,375)
                             19,985                                  19,985
                                                201,524             201,524
     (3,512,013)                                                 (3,512,013)
---------------------------------------------------------------------------
$    (4,477,118)        $         0        $   (162,187)      $   2,120,324
===========================================================================





The accompanying notes are an integral part
of the consolidated financial statements.                                    F-6

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                                 Period September 8, 1999
                                                                      Year Ended                    (Date of Inception)
                                                                      September 30,                     through
                                                            --------------------------------        September 30,
                                                                 2001               2000                   2001
                                                            -----------------------------------------------------------
Operating activities
    Net loss                                                  $  (3,512,013)    $ (929,505)       $  (4,477,118)
                                                              -----------------------------------------------------
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Note issued in satisfaction of services                                  30,750
           Stock transactions for services                                          (3,988)
           Depreciation                                             117,494                             117,494
           Amortization of software                                 519,931                             519,931
           Amortization of discounts on notes payable               150,000                             150,000
           Write-off of deferred offering costs                     201,524                             201,524
           Increase in employee receivables                          (2,200)                             (2,200)
           Decrease (increase) in prepaids and other assets           2,384        (21,350)             (18,966)
           (Decrease) increase in accounts payable and
               accrued expenses                                     (40,065)       722,492              748,778
                                                              -----------------------------------------------------
    Total adjustments                                               949,068        727,904            1,716,561
                                                              -----------------------------------------------------
    Net cash used by operating activities                        (2,562,945)      (201,601)          (2,760,557)
                                                              -----------------------------------------------------

Investing activities
    Acquisition of equipment                                       (446,752)       (16,490)            (463,242)
    Development of software                                      (3,069,552)                         (3,069,552)
                                                              -----------------------------------------------------
    Net cash used by investing activities                        (3,516,304)       (16,490)          (3,532,794)
                                                              -----------------------------------------------------

Financing activities
    Issuance of stock subscription                                                  (1,500)
    Collection of stock subscription                                410,565                             415,065
    Proceeds from issuance of notes payable                         153,000         91,000              244,000
    Payments on notes payable                                      (120,647)                           (120,647)
    Proceeds from issuance of common stock                        5,700,014        130,000            5,820,025
    Deferred offering costs                                         (63,900)                            (63,900)
                                                              -----------------------------------------------------
    Net cash provided by financing activities                     6,079,032        219,500            6,294,543
                                                              -----------------------------------------------------

Net (decrease) increase in cash                                        (217)         1,409                1,192

Cash at beginning of year/period                                      1,409
                                                              -----------------------------------------------------

Cash at end of year/period                                    $       1,192     $    1,409        $       1,192
                                                              =====================================================

Supplemental disclosures of cash flow information and
     noncash investing and financing activities:
        Cash paid during the period for interest              $      10,291     $        0        $      10,291
                                                              =====================================================

During the year ended September 30, 2001, the Company converted approximately $19,000 of notes payable into 38,206 shares of common stock.

During the year ended September 30, 2001, the Company purchased $14,816 of fixed assets in exchange for a payable.


The accompanying notes are an integral part
of the consolidated financial statements.                                    F-7

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



Supplemental disclosures of cash flow information (continued):

     During the year ended September 30, 2001, the Company issued 50,000 shares of common stock valued at $50,000 in exchange for services that the Company has capitalized in the development of software.

     During the year ended September 30, 2001, the Company issued 324,375 shares of common stock for stock offering costs at fair market value.

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









The accompanying notes are an integral part
of the consolidated financial statements.                                    F-8

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



1.      Background Information and Business Combination

RDC   International,   Inc.  (the  "Company"),   formerly  Lautrec,   Inc.,  was
incorporated in September 1995 under the laws of the state of Florida. The Company changed its name in December 1999 and has been in the development stage since its incorporation. The Company failed in its attempt to successfully develop its initial business plan and during August 1996, abandoned its efforts. The Company was inactive and there were no transactions from August 1996 to the date of reinstatement by the state of Florida on October 1, 1999.

Retrieval Dynamics Corporation ("Retrieval") was a development stage enterprise incorporated under the laws of the state of Florida in September 1999. This company's principal line of business is as an electronic wireless application provider for mobile professionals. To date, the company's activities have been limited to organizational matters, the structuring of its business plan, the solicitation of capital, and the preliminary negotiation of certain agreements required for initial operations. The corporate headquarters is located in Sarasota, Florida.

In June 2000, Retrieval, the Company, and the individual holders of all of the outstanding capital stock of Retrieval consummated a reverse acquisition pursuant to a certain Share Exchange Agreement (the "Agreement") of such date. Pursuant to the Agreement, the stockholders of Retrieval exchanged all issued and outstanding shares of their common stock in exchange for 4,000,000 shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition. The accompanying consolidated financial statements effectively treat the reorganization as a recapitalization of Retrieval. The historical financial statements are those of Retrieval.

As part of the reorganization, the Company effected a 4-for-1 forward split and a cancellation of 27,500,000 shares. The Company also adopted a September 30 year-end in conjunction with the reorganization.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



1.      Background Information and Business Combination (continued)

The following pro forma information (unaudited) assumes the acquisition and reorganization had occurred on September 8, 1999:

                                                              Period September 8,
                                                                  1999 (Date of
                                           Year Ended          Inception) through
                                          September 30,           September 30,
                                                 2000                    2001
                                          ------------------------------------------
Operating costs and start-up expenses      $   (940,505)         $  (4,488,118)
                                          ==========================================
Loss per share                                 $(.14)                 $(.49)
                                          ==========================================

In May 2001, the Company formed and incorporated, under the state laws of Florida, Wappyhead Corp., a 100 percent wholly owned subsidiary of the Company, for the purpose of providing an internet based wireless application exchange portal in the areas of entertainment, games, and leisure. To date, this entity has been inactive.


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $4.5 million since inception and has negative working capital of approximately $858,000 as of September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised approximately $1.5 million by means of a private placement offering subsequent to year-end. This offering consisted of 2,000,000 shares with each share valued at $1.00. Investors purchasing 100,000 to 300,000 shares will be issued warrants to purchase 25 percent of the shares purchased at an exercise price of $1.50. Investors purchasing more than 300,000 shares will be issued warrants to purchase an additional 50 percent of the shares purchased at an exercise price of $1.50. Subsequent to year-end, 200,000 warrants have been issued. The Board of Directors has authorized management to increase this private placement offering by $3.0 million to a total of $5.0 million, if they see fit to do so. Management presently believes that the $1.5 million raised and sales from operations will be adequate to fund operations for the next 12 months, although no assurance can be given regarding these matters.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



3.      Significant Accounting Policies

The significant accounting policies followed are:

The consolidated financial statements include the operations of Retrieval for all periods presented through June 30, 2000, the date of the reverse acquisition. The consolidated financial statements for all periods subsequent to the date of the reverse acquisition include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to four years.

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." On October 1, 2000, the Company met technological feasibility as defined by SFAS No. 86 and began to capitalize software costs. Per SFAS No. 86, costs shall be capitalized until the product is available for general release to customers. The Company's software was released and available for sale on April 1, 2001. The Company capitalized costs of $3,119,558. Annual amortization of these costs shall be the greater of the amount computed using the ratio that current gross revenues of the product bear to total current and estimated revenues for the product or the straight-line method over the remaining estimated economic life of the product. For the year ended September 30, 2001, costs were

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



3.   Significant Accounting Policies (continued)

amortized using the straight-line method over the remaining economic life of the product, which is three years. Amortization expense for the years ended September 30, 2001 and 2000 and the period September 8, 1999 (date of inception) through September 30, 2001 amounted to $519,931; $0; and $519,931, respectively.

The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



3.   Significant Accounting Policies (continued)

Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs for direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the years ended September 30, 2001 and 2000 and the period September 8, 1999 (date of inception) through September 30, 2001 amounted to $24,717; $69,257; and $93,974, respectively. There were no direct-response advertising during any periods presented.

Research and development costs are charged to operations when incurred. The amounts charged for the years ended September 30, 2001 and 2000 and the period September 8, 1999 (date of inception) through September 30, 2001 amounted to $0, $199,908, and $199,008, respectively.

In connection with the Company's private placements, offering costs are deferred and offset against the proceeds of the offering or expensed if the offering is unsuccessful. Offering costs expensed for the years ended September 30, 2001 and 2000, and the period September 8, 1999 (date of inception) through September 30, 2001 amounted to $201,524, $0, and $201,024, respectively.

The Company records the intrinsic value of the beneficial conversion feature of convertible debentures as additional paid-in capital and amortizes the interest over the life of the debenture.

Loss per share has been calculated by dividing the net loss for each period by the weighted average number of common shares outstanding in connection with the acquisition as discussed in Note 1. Common share equivalents include convertible debt and warrants that were not included in computing diluted loss per share because their effects are anti-dilutive.

Carrying amounts of certain of the Company's financial instruments, including cash and other accrued liabilities, approximate fair value because of their short maturities.

The  Financial  Accounting  Standards  Board issued  Statement No. 123 (FASB No.
123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. FASB No. 123 provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



3.   Significant Accounting Policies (continued)

the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB No. 123.

In July 2001, FASB issued Statement No. 142 (FASB No. 142), "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and certain other intangible assets will no longer be routinely amortized using a straight-line basis over the estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair value based test. FASB No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company has not determined the impact that this statement will have on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (FASB No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. FASB No. 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company is assessing, but has not yet determined, how the adoption of FASB No. 144 will impact the Company's financial position and results of operations.


4.   Property and Equipment

Property and equipment at September 30, 2001 consist of:

Leasehold improvements                   $    29,888
Equipment                                    372,647
Furniture and fixtures                        77,142
                                         -----------
                                             479,677
Less accumulated depreciation                117,494
                                         -----------
                                         $   362,183
                                         ===========

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



5.      Notes Payable

Notes payable at September 30, 2001 consist of:

Convertible notes payable; interest at 10.0%; payable at maturity; due
     December  2001;  unsecured  (the note  holder  has the  option to convert  all or a portion of the note and accrued  interest  into
     common stock at a rate of $.50 per share)                                  $    150,000
Note payable; interest at 9.0%; payable at maturity; due December 2001;
     unsecured                                                                         3,000
                                                                                ------------
                                                                                $    153,000
                                                                                ============

The Company incurred a debt discount in the amount of $150,000 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants described in Note 6 of the above convertible notes. The discount was amortized over the life of the notes, which was originally three months. As of September 30, 2001, the debt discount is fully amortized.


6.   Warrants

In connection with the issuance of $150,000 of convertible  debt as described in
Note 5, $36,887 of the proceeds have been allocated to the detachable stock warrants. Upon surrender of warrants, the holder is entitled to purchase 50,000 shares of the Company's common stock for $.25 per share. The warrants expire on December 31, 2003.

At September 30, 2001, the Company had outstanding warrants to purchase 1,863,125 shares of the Company's common stock at prices ranging from $.25 to $1.50 per share. The warrants became exercisable during 2001 and expire on various dates through 2003.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



7.      Commitments and Contingencies

The Company has entered into an agreement with an investment broker. The Company will pay the broker 20 percent of the amount raised. If the broker raises $5.0 million or greater in a 90-day period expiring December 15, 2001, the broker is due a one percent bonus of all funds raised. The agreement may be terminated at any time with 30 days written notification.

The Company also entered into employment agreements with two of its officers. Under the terms of these agreements, the Company is obligated to pay these individuals an aggregate amount of $320,000 per year. If these individuals' positions are eliminated, the Company must pay them an amount equal to six months salary.

The Company rents its operating facilities under a lease expiring in the year 2006. The lease contains scheduled annual increases in rent over the lease term. The following is a schedule of the future payments required under this lease:

         Year Ending
        September 30,
        =============
             2002                $152,724
             2003                $164,164
             2004                $171,028
             2005                $177,892
             2006                 $14,892


Rent expense amounted to $119,396; $21,596; and $140,992 for the years ended September 30, 2001 and 2000 and the period September 8, 1999 (date of inception) through September 30, 2001, respectively.


8.      Related Party Transactions

During  the year  ended  September  30,  2001,  various  stockholders  performed services and advanced funds to the Company. Included in the Company's consolidated financial statements is $266,668 owed to these stockholders at September 30, 2001. This amount is unsecured and is non-interest bearing.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2001 and 2000 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2001



8.   Related Party Transactions (continued)

The terms of the above advances and its amounts are not necessarily indicative of the terms or amounts that would have been incurred or agreed to had a comparable transaction been entered into with independent parties.


9.   Income Taxes

Temporary differences giving rise to the deferred tax asset consist primarily of loss carryforwards of approximately $4,530,000, which may be applied against future taxable income, approximately $15,000 of net start-up expenses amortizable for tax purposes over five years, and approximately $208,000 of software amortization to be deducted in future years. These differences give rise to deferred tax assets at September 30, 2001 of approximately $1,600,000. The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

The loss carryforward expires beginning in September 2019.


10.  Subsequent Event

On October 1, 2001, the Company adopted a Board of Directors stock option plan. Under the plan, each Board member shall be granted the option to purchase 50,000 shares of the Company's common stock at a price equal to 25 percent of the market price at the grant date. A maximum of 50 percent of the option is exercisable after each Board member's first year anniversary. The remaining 50 percent is exercisable after the Board Member's second year anniversary. The option expires on the Board member's third anniversary.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                    Age                   Position(s) with Company
---------------         -----            ---------------------------------------
John Harkola            49               Chairman, Chief Executive Officer

Anthony Cella           56               Chief Financial Officer, Vice-Chairman

Clifford Tager          43               Secretary, Director

Ben Dickens             49               Director

Donald Mintmire         57               Director

Alan Reiter             49               Director

Brad Vossler            45               Director


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

Benjamin Dickens is a member of the Company's Board of Directors and currently serves as a partner of the oldest U.S. firm devoted exclusively to telecommunications practice, Blooston, Mordkofsky, Jackson and Dickens, Washington, D.C. The firm represents several hundred local exchange carriers with diversified operations in cellular PCS. In his more than twenty-four (24) years as a practicing attorney, he has represented clients before the U.S. District Court, the U.S. Court of Appeals for the District of Columbia Circuit and the FCC, where he was involved with the breakup of the Bell System and the resulting federal access charge structure.

He also has more than six (6) years of experience before the Florida Public Service Commission, where he helped shape state regulatory policy in the wake of deregulation. An international and national lecturer and author on the subject of telecommunications deregulation, Dickens received his undergraduate degree from Mercer University and his law degree from Florida State University School of Law.

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

Item 10.          Executive Compensation

Name and               Year     Annual         Annual      Annual       LT            LT            LTIP         All Other
Post                            Comp           Comp        Comp         Comp         Comp           Payouts      (1)
                                Salary         Bonus       Other        Rest         Options
                                   (1)         ($)                      Stock
=================== = ======== ============== =========== ============ ============ ============== ============ =============
John Harkola,         1999     $9,200
Chairman,
and CEO               2000     $110,000                                                                         $26,992
                                                                                                                (relocation)
                      2001     $160,000                                $12,000                                  $849
                                                                       (2)                                      (expenses)

Anthony               1999     $0
Cella, Vice-
Chairman and          2000     $80,000                                                                          $6,909
Director                                                                                                        (expenses)
                      2001     $160,000                                $12,000                                  $585
                                                                       (2)                                      (expenses)

Clifford              1999     $0
Tager,
Secretary and         2000     $0                                                                               $51,750
Director                                                                                                        (legal fees)
                      2001     $0

Benjamin              1999     $0
Dickens,
Director              2000     $0

                      2001     $0                                                                               $2,700
                                                                                                                (expenses)

Donald F.             1999     $0
Mintmire,
Director              2000     $0
                                                                                                                $36,000
                      2001     $0                                                                               (legal fees)

Alan Reiter,          1999     $0
Director
                      2000     $0

                      2001     $0                                                                               $40,692(3)
                                                                                                                (consulting)

Brad Vossler,         1999     $0
Director
                      2000     $0

                      2001     $0                                                                               $20,000(4)
                                                                                                                (consulting)

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) Under their respective employment agreements, both Messrs. Harkola and Cella receive reimbursement from the Company for their automobile expenses.

(3) Mr. Vossler was paid a $20,000 fee for his services in development of the Company's products.

(4) Mr. Reiter has provided consulting services to the Company related to marketing and advertising of the Company's products.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of September 30, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of           Title of     Amount and Nature of     Percent of
Beneficial Owner                 Class      Beneficial Owner          Class
--------------------------------------------------------------------------------

John Harkola(1)                  Common           800,000              6.0%

Anthony Cella(1)                 Common           185,000              1.4%

Clifford Tager(1)                Common            30,000              0.2%

Benjamin Dickens(1)              Common                 0                0%

Donald F. Mintmire(1)            Common                 0                0%

Alan Reiter(1)                   Common            40,000              0.3%

Brad Vossler(1)                  Common           600,000              4.5%

All Executive Officers and       Common         1,655,000             12.4%
Directors as a Group
(Seven (1) persons)

Peter Voghel(1)                  Common         1,480,000             11.1%
-------------------

(1) The address for each of the above is c/o RDC International, Inc. 1819 Main Street, Suite 702, Sarasota, FL 34236.

     There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In April 2000, prior to its acquisition by the Company, Retrieval executed a convertible note in favor of Charles H. Fridley and Teresa S. Fridley in the principal amount of $50,000. The note bears interest at a rate of nine percent (9%) per annum. The note matures thirty (30) days following the earlier of (i) an initial public offering of the Company's common stock, through a 1933 Act Registration, (ii) a merger or a reverse merger, or (iii) a buyout of the corporation. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's common stock at a price equal to fifty percent (50%) of the market price, or (iii) request that the Company convert the note into shares of the Company's Preferred Stock if available. In November 2000, the holder elected not to convert principal or interest to shares of the Company's restricted common stock The principal and interest have been paid in full. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

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

     In July 2001 the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes mature on September 30, 2001. At maturity, the holder has the option to:
(i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. On September 30, 2001, Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest, on each note, to December 31, 2001. The notes and accrued interest remain outstanding. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

     During the current fiscal year, the Company issued a total of 374,375 shares to twenty-one (21) individuals for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code. No state exemption was necessary for the person who is a resident of Hong Kong.

     Between September 2000 and the date of this filing, the Company sold 6,229,085 shares and issued warrants to purchase an additional 1,813,125 shares at an exercise price of $1.50, which warrants have an expiration date of December 31, 2003 to 158 shareholders for a total of $6,229,085. As of the date of this filing, an additional 1,782,981 shares have been subscribed for, but remain unissued. Warrants to purchase an additional 455,000 shares have also been subscribed for, but have not yet been issued. The warrants carry the same terms as those herein described. The Company has received $1,500,000 pursuant to these new subscriptions. For such offering, the Company relied upon the 506 Exemption, Section 8-6-11 of the Alabama Code, Section R14-4-126 of the Arizona Code, Section 23-42-509. (c)(1) of the Arkansas Code, Section 25102.1 of the
California  Code,  Section   36b-31-21b-9b  of  the  Connecticut  Code,  Section
517.061(11)  of the Florida  Code,  Section  10-5-  9(13) of the  Georgia  Code,
Section  130.293 of the Illinois  Code,  Reg. 710 IAC1-13-6 of the Indiana Code,
Section 17-1270a of the Kansas Code,  Section Sec. 292.327 of the Kentucky Code,
Section 11.602 of the Maryland Code, Section 402(b)(9) of the Massachusetts Code, Section 80 A.15 Subd. 2(h) of the Minnesota Code, Section 49:3-50(b)(9) of the New Jersey Code, Section 58-13B-24(R) of the New Mexico Code, Section 359(f)(2)(d) of the New York Code, Section
 .1211. of the North Carolina Code, Section of the Ohio Code, Oklahoma Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Section 7-11-402(18) of the Rhode Island Code, Order 97018 for Regulation D Offerings of the South Carolina Code, Section 48-2-125, as interpreted by Rule 0780-4-2-.11 of the Tennessee Securities Act of 1980, Section 109.13 of the Texas Code,
Section 4209a of the Vermont Code, Section 21 VAC 5-40-120 of the Virginia code,
Section 460- 44A-506 of the Washington Code, Section 551.29(2) of the Wisconsin Code and Section 17-4-114 of the Wyoming Code. No state exemption was necessary for the sale made to a Canadian or Swiss investor.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Exhibit Name
--------------    ---------------------
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

4.7      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Kirk Groome and
                  Alma Groome JT dated June 15, 2000.

4.8      [4]      Offering Memorandum dated September 30, 2000.

4.9      [4]      Form of Subscription Agreement pursuant to September 30, 2000 Offering
                  Memorandum.

4.10     [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated August 1, 2000.

4.11     *        Convertible Note by the Company in favor of Robert and Nancy Zivitz dated July 10,
                  2001.

4.12     *        Convertible Note by the Company in favor of Robert and Nancy Zivitz dated July 16,
                  2001.

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

10.5     [4]      Contact Import and Customer Service Scope Agreement between Retrieval
                  Dynamics Corporation and MethodFactory, Inc. dated October 25, 2000.

10.6     [4]      Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     [4]      Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     [4]      Option Agreement between the Company and Quantam Financial Management
                  Company.

10.9     *        Wireless Service Internet Agreement between Retrieval Dynamics Corporation and
                  Sprint Spectrum, L.P. dated July 30, 2001.
-------------------------

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



                             RDC International, Inc.
                                  (Registrant)


Date: December 28, 2001     By: /s/ John Harkola
                            -----------------------------------------
                            John Harkola, Chairman and CEO

                            By: /s/ Anthony Cella
                            -----------------------------------------
                            Anthony Cella, CFO and Vice-Chairman

                            By: /s/ Clifford Tager
                            -----------------------------------------
                            Clifford Tager, Secretary and Director

                            By: /s/ Benjamin Dickens
                            -----------------------------------------
                            Benjamin Dickens, Director

                            By: /s/ Donald F. Mintmire
                            -----------------------------------------
                            Donald F. Mintmire, Director

                            By: /s/ Alan Reiter
                            -----------------------------------------
                            Alan Reiter, Director

                            By: /s/ Brad Vossler
                            -----------------------------------------
                            Brad Vossler, Director

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                           Title                      Date

/s/ John Harkola                    Chairman and CEO           December 28, 2001
-----------------------------
John Harkola

/s/ Anthony Cella                   CFO and Vice-Chairman      December 28, 2001
-----------------------------
Anthony Cella

/s/ Clifford Tager                  Secretary and Director     December 28, 2001
-----------------------------
Clifford Tager

/s/ Benjamin Dickens                Director                   12/28/01
-----------------------------
Benjamin Dickens

/s/ Donald F. Mintmire              Director                   December 28, 2001
-----------------------------
Donald F. Mintmire

/s/Alan Reiter                      Director                   12/28/01
-----------------------------
Alan Reiter

/s/ Brad Vossler                    Director                   12/28/01
-----------------------------
Brad Vossler