Form 10QSB
period 2001-12-31
RDC INTERNATIONAL INC
filed 2002-02-14
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001

Commission file no.  000-29639

                             RDC International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                                     65-0950425
-----------------------------------------           ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                              Identification No.)

1819 Main Street, Suite 702
Sarasota, FL                                                 34236
-----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (941) 365-9955

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
  Title of each class                                which registered

      None                                                 None
-----------------------------                       -------------------------

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

As of December 31, 2001, there were 15,148,647 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1. Financial Statements


                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

            Three Months Ended December 31, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2001 (Unaudited)






                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-1
    Consolidated Statements of Operations....................................F-2
    Consolidated Statements of Changes in Stockholders' Equity...............F-3
    Consolidated Statements of Cash Flows....................................F-6
    Notes to Consolidated Financial Statements...............................F-8

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                December 31, 2001
                                   (Unaudited)


Assets
Current assets:
    Cash                                                                        $      361,803
    Employee advances                                                                    3,050
    Prepaid expenses and deposits                                                       18,783
                                                                                --------------
Total current assets                                                                   383,636
                                                                                --------------

Furniture and equipment, net of accumulated depreciation                               328,490
                                                                                --------------

Other assets:
    Software, net of accumulated amortization                                        2,339,665
    Other                                                                               16,016
                                                                                --------------
Total other assets                                                                   2,355,681
                                                                                --------------

                                                                                $    3,067,807


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                                     $      117,260
    Accounts payable, stockholders                                                     121,200
    Convertible notes payable                                                          150,000
    Accrued expenses                                                                    29,888
                                                                                --------------
Total current liabilities                                                              418,348
                                                                                --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares
        authorized; zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000
        shares authorized; 15,148,647 shares issued and
        outstanding                                                                      1,514
    Additional paid-in capital                                                       8,330,824
    Deferred offering costs                                                           (325,311)
    Deficit accumulated during development stage                                    (5,357,568)
                                                                                --------------
Total stockholders' equity                                                           2,649,459
                                                                                --------------
                                                                                $    3,067,807



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                           Period September 8,
                                                         Three Months Ended                     1999 (Date of
                                                              December 31,                   Inception) through
                                                   ---------------------------------             December 31,
                                                         2001               2000                         2001
                                                   ----------------------------------------------------------------
                                                   (Unaudited)         (Unaudited)                  (Unaudited)
Operating costs and start-up
    expenses                                       $      873,518      $     382,534           $    5,199,387
                                                   ================================================================

Net loss from operations                           $     (873,518)     $    (382,534)          $   (5,199,387)

Other income                                                                                            7,156

Interest expense                                           (6,932)                                   (165,337)
                                                   ----------------------------------------------------------------

Net loss                                           $     (880,450)     $    (382,534)          $   (5,357,568)
                                                   ================================================================

Net loss per share                                      $(.06)              $(.04)                  $(.55)
                                                   ==========================================================

Weighted average number of
    common shares                                      14,111,468          9,243,172                9,680,935
                                                   ================================================================










                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2001 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2001 (Unaudited)


                                                                        Common Stock                     Additional
                                                                 --------------------                     Paid-In
                                                                    Shares           Amount               Capital
                                                                 --------------------------------------------------
Balance, September 8, 1999 (date of inception)                              0        $         0       $          0
Net loss for the period
                                                                 --------------------------------------------------
Balance, September 30, 1999                                                 0                  0                  0
Issuance of common stock, December 1999                             1,000,000             10,000
Capital contributions, December 1999                                                                          1,619
Collection of stock subscription, March 2000
Collection of stock subscription, June 2000
Acquisition of company                                              6,500,000                650             11,850
Recapitalization                                                   (1,000,000)           (10,000)            (2,500)
Net loss for the year
Collection of stock subscription, September 2000
Issuance of common stock for services, July 2000                      120,000                 12
Issuance of common stock for cash, July 2000                           15,000                  1             14,999
Issuance of common stock for cash, August 2000                        100,000                 10             99,990
Issuance of common stock for cash, September 2000                       5,000                  1              4,999
Issuance of common stock for services,
    September 2000                                                    100,000                 10             99,990
Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                                                         30,750
                                                                 --------------------------------------------------
Balance, September 30, 2000                                         6,840,000                684            261,697
Issuance of common stock for stock subscription,
    November 2000                                                     189,080                 20            189,060






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Cost                Total
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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2001 (Unaudited) and Periods September 8, 1999 (Date of Inception)
                      through December 31, 2001 (Unaudited)


                                                                        Common Stock                     Additional
                                                                 --------------------                     Paid-In
                                                                    Shares           Amount               Capital
                                                                ---------------------------------------------------
Collection of stock subscription, November 2000
Issuance of common stock and warrants at $1 per
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





                  The accompanying notes are an integral part
                    of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Cost                Total
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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2001 (Unaudited) and Periods September 8, 1999 (Date of Inception)
                      through December 31, 2001 (Unaudited)



                                                                        Common Stock                     Additional
                                                                 --------------------                     Paid-In
                                                                    Shares           Amount               Capital
                                                                ---------------------------------------------------
Issuance of common stock at $1 per share as part
    of offering costs, August 2001                                    324,375                 32            324,343
Collection of stock subscription, September 2001
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2001                                        13,361,666              1,336          6,758,293
Issuance of common stock and warrants at $1.00
    per share for cash, October 2001                                  274,400                 27            274,373
Issuance of common stock and warrants at $1.00
    per share for cash, November 2001                                 701,500                 70            701,430
Issuance of common stock and warrants at $1.00
    per share for cash, December 2001                                 811,081                 81            811,000
Offering costs, December 2001
Amortization of offering costs, December 2001                                                              (214,272)
Net loss for the period
                                                                ---------------------------------------------------
Balance, December 31, 2001 (unaudited)                             15,148,647        $     1,514       $  8,330,824
                                                                ===================================================













                  The accompanying notes are an integral part
                    of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Cost                Total
---------------------------------------------------------------------------
                                               (324,375)
                             19,985                                  19,985
                                                201,524             201,524
     (3,512,013)                                                 (3,512,013)
---------------------------------------------------------------------------
     (4,477,118)                  0            (162,187)          2,120,324

                                                                    274,400
                                                                    701,500

                                                                    811,081
                                               (377,396)           (377,396)
                                                214,272
       (880,450)                                                   (880,450)
---------------------------------------------------------------------------
$    (5,357,568)        $         0        $   (325,311)      $   2,649,459
===========================================================================













                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




                                                                                               Period September 8,
                                                         Three Months Ended                          1999 (Date of
                                                              December 31,                       Inception) through
                                                       ---------------------------------             December 31,
                                                         2001               2000                         2001
                                                       ------------------------------------------------------------
                                                       (Unaudited)         (Unaudited)               (Unaudited)
Operating activities
    Net loss                                           $     (880,450)    $     (382,534)        $  (5,357,568)
                                                       ------------------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                        40,915             10,434               158,411
           Amortization of software                           259,962                                  779,881
           Increase in employee advances                         (850)                                  (3,050)
           Amortization of discounts on notes
               payable                                                                                 150,000
           Write-off of deferred offering costs                                                        201,524
           Increase in prepaids and other assets              (15,833)                                 (34,799)
           Increase (decrease) in accounts
               payable and accrued expenses                  (509,642)          (317,757)              253,957
                                                       ------------------------------------------------------------
    Total adjustments                                        (225,448)          (307,323)            1,505,924
                                                       ------------------------------------------------------------
    Net cash used by operating activities                  (1,105,898)          (689,857)           (3,851,644)
                                                       ------------------------------------------------------------

Investing activities
    Development of software                                                   (1,514,311)           (3,069,546)
    Acquisition of furniture and equipment                     (7,222)          (135,265)             (485,282)
                                                       ------------------------------------------------------------
    Net cash used by investing activities                      (7,222)        (1,649,576)           (3,554,828)
                                                       ------------------------------------------------------------

Financing activities
    Proceeds from stock subscription                                               1,500               415,065
    Deferred offering costs                                  (310,250)           (63,900)             (374,149)
    Proceeds from issuance of common stock                  1,786,981          3,347,272             7,607,006
    Proceeds from issuance of notes payable                                                            244,000
    Payments on notes payable                                  (3,000)           (95,750)             (123,647)
                                                       ------------------------------------------------------------
    Net cash provided by financing activities               1,473,731          3,189,122             7,768,275
                                                       ------------------------------------------------------------

Net increase in cash                                          360,611            849,689              361,803

Cash at beginning of period                                     1,192              1,409
                                                       ------------------------------------------------------------

Cash at end of period                                  $      361,803      $     851,098          $   361,803
                                                       ============================================================








                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



                                                                                               Period September 8,
                                                         Three Months Ended                          1999 (Date of
                                                              December 31,                       Inception) through
                                                       ---------------------------------             December 31,
                                                          2001               2000                         2001
                                                       ------------------------------------------------------------
                                                        (Unaudited)         (Unaudited)               (Unaudited)
Supplemental disclosures of cash flow
    information:
        Cash paid during the year for interest         $            0     $            0         $      10,291
                                                       ============================================================

     During the year ended September 30, 1999, a stockholder contributed $1,619 of office equipment to the Company.

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

     During the year ended September 30, 2001, the Company converted $19,000 of notes payable into 38,206 shares of common stock.

     During the year ended September 30, 2001, the Company issued 50,000 shares of common stock valued at $50,000 in exchange for services that the Company has capitalized in the development of software.

     During the year ended September 30, 2001, the Company issued 324,375 shares of common stock for stock offering costs at fair market value.

     At December 31, 2001, accounts payable included $67,146 due for offering costs.

     During the period ended December 31, 2001, the Company amortized $214,272 of deferred offering costs in connection with the issuance of common stock.












                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2001 (Unaudited)



1.      Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended December 31, 2001 and 2000, and the period September 8, 1999 (date of inception) through December 31, 2001, (b) the financial position at December 31, 2001, and (c) cash flows for the three-month periods ended December 31, 2001 and 2000, and the period September 8, 1999 (date of inception) through December 31, 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of those to be expected for the entire year.


2.      Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained substantial losses for the three-month period ended December 31, 2001 of approximately $880,500 and has used cash in operations of approximately $1,106,000 for the three-months ended December 31, 2001. The Company believes that its current operations and cash balances will not be sufficient to satisfy its current anticipated cash requirements and that it will need an additional $750,000 to fund its operations for the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2001 and 2000 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                      through December 31, 2001 (Unaudited)



3.      Commitment

In October 2001, the Company entered into an agreement with Sprint PCS ("Sprint") in which Sprint will place a line to the Company's website on all of its wireless handheld devices. Under the terms of the contract, the Company is to pay Sprint 30 percent of the gross revenues generated from the handheld devices.


4.      Stock Warrants

At December 31, 2001, the Company had outstanding warrants to purchase 2,663,125 shares of the Company's common stock at prices ranging from $.25 to $1.50. The warrants became exercisable during 2001 and expire on various dates through 2003.

Item 2. Management's Discussion and Analysis

     General

     RDC International, Inc., a Florida corporation, of which Retrieval Dynamics Corporation, a Florida corporation is a wholly owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     During the quarter ended December 31, 2001, the Company sold 1,786,981 shares to 74 individuals for a total of $1,786,981. For such offering, the Company relied upon the 506 Exemption, Section 25102.1 of the California Code,
Section 11-51-308(1)(j) of the Colorado Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17-1270a of the Kansas Code, Section 1.602 of the Maryland Code, Section 402(b)(9) of the Michigan Code, Section 409.402(b)(10) of the Missouri Code, Section 30-10-105(8)(a) of the Montana Code, Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code,
Section 1707.03(X) of the Ohio Code, Section 401(b)(22) of the Oklahoma Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Order 97018 for Regulation D Offerings of the South Carolina Code, Section 21 VAC 5-40-120 of the Virginia Code, Section 460-44A-506 of the Washington Code and Section 551.29(2) of the Wisconsin Code.

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

     The facts relied upon to make the Colorado exemption available include the following: (i) the transaction was directed to not more than 25 persons in Colorado; (ii) sold to not more than 10 buyers in Colorado during a period of 12 months; (iii) the Company reasonably believed that all buyers in Colorado were purchasing for investment; and (iv) no commission or other remuneration was paid or given directly or indirectly for soliciting any prospective buyer in Colorado except to a licensed registered broker-dealer.

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

     The facts relied upon to make the Indiana Exemption applicable include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than fifteen (15) days after the securities were first sold in Indiana; (ii) for any sales made to non-accredited investors, the issuer believed that their securities are suitable for purchasers or that purchasers have sufficient experience in financial matters; and (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates.

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

     The facts relied upon to make the Michigan Exemption available include the following: (i) the Company exercised reasonable care to assure that purchasers in Michigan did not resell the securities without compliance with state and federal securities laws; (ii) the securities were not offered or sold by means of any general advertising or general solicitation; (iii) a commission was not paid or given directly or indirectly for soliciting any prospective purchaser in Michigan, except to a registered broker-dealer who was not affiliated with the Company or its affiliates; (iv) sales were made to not more than 15 persons in Michigan within 12 months; and (v) the Company provided to Michigan offerees a document in compliance with Section 402(b)(9) of the Michigan Code at least 48 hours before sale.

     The facts relied upon to make the Missouri Exemption available include the following: (i) during the 12 month period ending immediately after the transaction, the Company made no more than 15 sales under this exemption; (ii) the Company reasonably believed that the buyer purchased for investment and the buyer so represented in writing; and (iii) no commission or other remuneration was paid or given to anyone for procuring or soliciting the sale.

     The facts relied upon to make the Montana Exemption available include the following: (i) the transaction was pursuant to an offer made in Montana directed by the Company to not more than 10 persons in Montana in 12 consecutive months;
(ii) the Company reasonably believed that all buyers were purchasing for investment; and (iii) no commission or other remuneration was paid or given directly or indirectly for soliciting a prospective buyer.

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

     The facts relied upon to make the Oklahoma Exemption available include the following: (i) the Company filed notice on Form D with the state Administrator ;
(ii) consent to service of process in Oklahoma; and (iii) paid the exemption notification fee.

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

Discussion and Analysis

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

Retrieval Dynamics Solutions for Mobility

     The company provides both products and custom solutions. Based on the successful development and launch of its existing products the company has formed a Professional Application Services Group.

     The Retrieval Dynamics Professional Application Services Group (Team RDC) delivers wireless and internet integration into usable applications that enables real-time information and data to enhance business processes. The result is in new customer acquisition, maintaining existing customers, increasing profit on revenues, and adding new channel opportunities to do business.

     The companies core competencies revolve around providing companies with access to data. Data access can be achieved through multiple channels such as the internet, the PC, telephony and the wireless handheld device, RDC's approach includes integrating all of these channels with the data source with the primary focus on the wireless or mobile display of that data.

     Retrieval Dynamics focus is centered around mobile technology to provide business solutions that help SME's (small and medium sized enterprises) achieve a positive return on their investment; business solutions that integrate with legacy systems and core business processes; and business solutions that harness the unique characteristics of mobile devices and technology to drive down costs and deliver value regardless of location.

     Mobile solution services range from infrastructure, back office, supply chain (SAP), e- commerce, purchasing, operations, resource planning (ERP), inventory (S&OP), work-in-progress, sales (FFA), customer relationship management (CRM), technical support and the total enterprise application integration (EAI).

     Retrieval Dynamics key focus is on Data and mobility of the information that allows for wireless integration with IBM, SQL, Oracle, SAP, or legacy databases.

     The services group utilizes best-of-breed, state-of-the-art processes and technology in Implementation, minimizing time for application deployment and reduced cost of application design, development, testing, and integration.

     Retrieval Dynamics Professional Services team is experienced in helping customers realize the full potential of our products and custom mobile solutions by providing a range of services to enhance the quality of our software and minimize the risks involved in the deployment process. Retrieval Dynamics Professional Services team design mobile applications that integrate with a variety of business processes and vertical markets, such as:

          Mobile portals
          Mobile supply chain management
          Mobile travel management
          Field force automation
          Customer relationship management
          Mobile retail and sales solutions
          Mobile Healthcare solutions

     Retrieval Dynamics Professional Services team provide their customers with a total mobile solution. These solutions are comprised of mobile strategy design and consulting, custom application development, and the selection, procurement, and provisioning of the mobile devices and networks. Our established partnerships with the industries leading edge device manufacturer's, and network operators allow us to provide the most cost-effective and best technological turn-key solution for any business.

     The Company's products currently consist of three (3) software solutions for mobile data technology.

     The Company's initial product, Qxprint(TM) is a wireless handheld CRM application that allows mobile professionals to perform common business transactions anywhere. By setting up an account on the Qxprint.com website, the user can upload and manage their Outlook, Act!, and Palm contacts and all types of printable files thus allowing the mobile user to merge new and stored contacts to their secure pre-defined documents stored in their private directory. With a simple execute command from the handheld device, the information can be sent to the user's desired contact via e-mail, fax or to the Print-On-Demand facility for a mailed hardcopy. Next, a return e-mail confirmation receipt is immediately sent to the user notifying them of a successful transaction. Most importantly the Qxprint transaction will work on virtually any wireless appliance including the RIM and Motorola 2-way pagers, WAP phones, Palm OS devices, and the assorted Windows CE and PocketPC devices.

DocLYNX(TM) Lite

     DocLYNX(TM) Lite is a hosted wireless application targeting the real estate professionals namely agents, brokers, and appraisers. DocLYNX(TM) Liteis an extremely easy to use and powerful application that allows portable access to the MLS database with their 2-way pagers, cell phones, or wireless PDA's.

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

     The Company's other wireless application, DocLYNX7(TM), will enable users to warehouse documents, forms, pictures and streaming video; send e-mail and faxes; print on demand; provide text to speech capabilities; and retrieve the stored mediums to their laptop or hand-held computer. DocLYNX7(TM)is still in development and will be a client application that the user will install via CD-ROM or download on their desktop, laptop or handheld computer.

Qxprint(TM)

     Qxprint(TM) allows Web-enabled users to manage the distribution of their business documents from their Internet-enabled wireless device, at any time of the day or night. The technology prevents the user from having to constantly return to the office to print out or retrieve necessary documents and send them out. It also is designed to free the individual from the frustrations of relying on support staff with limited hours and capacity. And that means more time for the professional to spend on the road with their customers, and more results. Qxprint(TM) allows the user to:

     Store letters, agreement forms, contracts, informational literature, sell sheets, brochures, or any documents important to a business in a private folder in the Qxprint(TM) database, along with a directory of contacts including existing and potential customers.

     Access your Qxprint(TM) virtual desktop from any Internet-enabled wireless device.

     Choose documents to be sent out and the appropriate contact to send the document to. Edits can be made to the contact directory and customize letter-formatted documents by merging contact information.

     Choose e-mail, fax, U.S. Postal Service or Federal Express Priority Overnight delivery.

     Receive confirmation of each transaction via e-mail.

     Qxprint(TM) registration and the uploading of the documents for storage is free. Users pay only for their transactions.

     Qxprint(TM) is our entry point into corporations. By enticing companies to use QxprintTM, Retrieval Dynamics is offering a "risk-free" wireless solution that can help educate mobile professionals and help the company position itself to extend other applications to their mobile workforce. Retrieval Dynamics thus becomes the wireless expert that will help companies adopt m- data solutions.

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

     DocLYNX(TM) Lite Retrieval Dynamics Corporation has developed a wireless real estate application that incorporates both web-based transaction processing with e-mail parsing technology.

     This product, DocLYNX(TM) Liteworks with any e-mail or SMS enabled device to provide real-estate professionals real-time access to the MLS database. Through a 2-way pager or SMS phone, the user can e-mail an MLS search query to the DocLYNX.com e-mail server which will parse the specific information back to the device in the form of an e-mail or text message. In this particular application, RDC is the application service provider combining a web-based interface and e-mail parsing technology for the wireless device. The end-user, in this case a real estate agent, would visit the www.doclynx.com website and register for service.

     Because DocLYNX(TM) Lite is integrated with the Multiple Listing Service database, the registration process will verify that the user is an actual licensed agent or broker. After registration, the realtor is assigned a secure user id and password to enter the protected area of the website. This includes a general "Account Management" page where the user can change billing and personal information; a "Request History" page that displays all requests made from the mobile device to the server so the agent can alleviate the hassle of re-querying the MLS database when they are on their PC; and a "Manage Request" page which allows the user to customize the output or content sent to their device. After customizing their web interface, the agent can then begin to use their wireless devices from the field to access real-time MLS data.

     Because this application utilizes the simplicity of e-mail protocols, there is not a need to develop or load any client side piece to the devices. This alone eliminates the barrier of updating and maintaining specific device-based features. Passing commands through e-mail or SMS provides all the user functionality. After a command is sent from the pager to the DocLYNX(TM) Lite server, it will be interpreted and a response sent back to the pager in a pre-defined format. This common off- the-shelf parser is integrated through scripting languages based on Microsoft Active Scripting technology - JavaScript and VBScript with an SQL database that pulls directly from the MLS database. The parser in this case downloads messages from the DocLYNX(TM) Lite mail servers and processes them using a list of rules set up by on the website and the query. These rules consist of filters and processing components. When downloading a message, the parser checks whether it is to be processed or not using filters. If the message is to be processed, the parser adds it to processing queue. Upon completion of the working session with a mail server, the parser processes all the messages in the queue. Processing components are used to parse, modify, and store data from messages. In the case of DocLYNX Lite, all responses or messages will reflect the most recent real- time MLS data. An additional "drill-down" feature incorporated into this product allows clients to use the "Reply" e-mail function to find additional information in the MLS database, such as a more complete listing of the specific real-estate property.

DocLYNX7TM

     DocLYNX7TM will provide the mobile professional with a wireless data application and/or information tool that is capable of interfacing with a variety of networks, operating systems and platforms, thereby minimizing the complexity associated with wireless networks.

     The DocLYNX7TM is a suite of vertically specific, but scalable services bundled in a client application with an application server which provides wireless access to shared information. The DocLYNX7TM documentation is easy to use, having been written by writers and end-users rather than software designers. DocLYNX7TM is explained in exceptionally clear and understandable terms. The key is the Company's user-defined interface. The Company believes that the mobile professional has never had such capabilities in an easy-to-use tool.

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

     Forms. DocLYNX7TM will provide on demand all forms relevant to the industry. All state and federal certified forms are expected to be available in the system. The professional will have the ability to recall these forms as needed and share them much in the same way as those completed forms which have been scanned into the document library. The state and federal forms will be available for print, fax or e-mail as needed.

     Pictures. DocLYNX7TM allows professionals to post still pictures and streaming video to web sites via hand-held picture books or through wireless or wireline communication networks. These captured images may be shared via e-mail immediately upon capture. Additionally, with the picture book and wireless transmission, the professional is able to retrieve pictures on demand and share that information with their clients or co-workers in real time in the field.

     E-mail and Faxing, E-faxing. DocLYNX7TM provides for e-mail and faxing services at any time.

     Video Conferencing. The video conferencing features of DocLYNX7TM allow for remote mentoring with continued education and training and interaction with other DocLYNX7TM users. Often, training is done at a remote location with little or no follow-up on technique and application. The video capture feature of picture book equipment allows trainees to broadcast their client interactions to a mentor for evaluation and improvement. A professional seeking advice on a particular issue is able to interact with other users in real time who may have already experienced and overcome the issue.

     Voice Recognition. Using voice recognition, DocLYNX7TM users are able to reduce the time they spend transcribing notes or entering information. The professional is able to dictate the information directly into the system for immediate upload and possible printing. Additionally, voice recognition allows the user to attach audio files to text or files for further explanation of listing or features.

Business Strategy

     The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing services and future products, is to be a niche provider of eWASP(TM) technology and information management tools by using the expertise of its staff in application development. The Company is in the process of vertically positioning Qxprint(TM) as a back office tool which will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. DocLYNX(TM) Lite for the real estate professional, having been launched in October 2001, is in the early stages of marketing. DocLYNX7(TM), is still in development as a 3G (third generation) software. It will provide the mobile professional a data application and information tool, bundled with vertically specific functionality offering a complete wireless solutions for their business needs. The Company seeks to maximize its recurring revenue stream initially by extending its eWASP(TM) services to a variety of professional vertical markets and custom wireless application development. Its objectives for its software applications include the following key elements:

*    provide custom wireless solutions
* sell the Company's products in many vertical markets, as the market for wireless technologies is developing;
*    build   subscription   base  for   DocLYNX(TM)Lite   for  the  real  estate
     professional;
* maintain Qxprint(TM)as a horizontal wireless application marketed to mobile sales professionals;
*    develop niche vertical markets for Qxprint(TM)enterprise editions;
* pursue marketing opportunities which allow the Company to develop the market presence needed to support sales goals and to attract developers of new products and services;
*    maintain  and  strengthen   strategic   relationships  with  suppliers  and
     customers;
* focus on providing quality products and services, in addition to support and development after the sale;
* utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets;
* pursue selective partnerships to expand the Company's capabilities, products and services.

     To enhance the companies technology knowledge base and help serve the wireless community the company will launch and maintain a developers web site called eWasp.org. eWasp is a registered trademark of the company.

     eWasp is an electronic community dedicated to helping wireless application developers by sharing tips, techniques, code and knowledge. The site will contain a discussion board, knowledge base, technical articles and an ever growing library of code all geared specifically for the wireless development industry.

     eWasp is a free site administered for, and by, wireless professionals and is not directly affiliated with any wireless manufacturers. In this way, eWasp can and will quickly evolve along with the ever-changing wireless industry.

     The Company's revenues to date are marginal and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon subscriptions, and transaction fees of its Qxprint(TM) and DocLYNX(TM) Lite products, custom wireless solutions, as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

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

     The Company's objective for the horizontal version of Qxprint(TM) is to achieve ten thousand (10,000) customers in 2002, seventy percent (70%) from internet marketing and thirty percent (30%) from basic marketing. A major effort will be made for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint(TM) vertical solutions are based on modification, customization and licensing fees.

     DocLYNX(TM) Lite for the real estate professional is target marketed to MLS (multi-listing services) and real estate professionals.

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

     Develop the market for existing and new products for mobile  professionals:
The Company's initial focus is to meet the needs of the mobile professional. The Company will focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. The Company plans to develop a complete solution, which includes the software as well as the platform on which to drive customer information needs. The Company plans the development of additional services, which will expand and enhance the capabilities of DocLYNX7(TM) and Qxprint(TM) These enhanced functions will empower the Company's professional clients to use information more efficiently and effectively.

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

     Develop our customer base and strengthen the DocLYNX(TM) and Qxprint(TM) brands through enhanced sales and marketing promotions: The Company intends to be aggressive in its marketing mix by promoting the DocLYNX(TM) and Qxprint(TM) brands. The Company intends to target DocLYNX7(TM) in the real estate industry, property management, financial services, insurance, construction, etc. Initially, Company plans include a continued testing phase which should allow management to collect and analyze customer feedback. With this information, it hopes to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

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

     PointBase provides database products on Java platforms. Their technology is specifically designed for mobile computing applications based upon the J2ME(TM) and J2SE(TM) architectures providing a pure Java(TM), small footprint <45k (for the J2ME platform), database. Applications running on a wide range of Internet appliances and smart devices can now persist and manipulate data using a platform independent, standards-based relational database. PointBase, the leader in application database technology based on the Java(TM) Platform, manages and synchronizes enterprise data beyond the firewall. They also enable Java developers to create multi-threaded database solutions that function autonomously on server, server appliances, mobile and occasionally connected devices. The Company is currently in negotiations to finalize an agreement with their database applications will become an integral component to the QxprintTM platform for the enterprise. This should enable QxprintTM to offer information accessed from a database to be accessed and transmitted to a specific contact from a wireless device. It should also allow for a print-on-demand copy of the database information that is controlled through QxprintTM from a wireless device. PointBase also brings strategic contact for Retrieval Dynamics Corporation, as their founder was one of the co-founders of Oracle. This will be leveraged into strategic wireless development applications.

     RIM's portfolio of award-winning products includes the family of RIM Wireless Handhelds(TM), the BlackBerry(TM) wireless email solution, embedded radio-modems and a suite of software development tools. RIM Wireless Handhelds are revolutionary communication devices that allow mobile professionals to send and receive email wherever they go. All RIM handhelds incorporate breakthrough wireless technology to deliver simple, mobile email access.-based company with proven technologies and a history of developing breakthrough wireless data solutions. At the core of RIM's products is leading-edge radio technology. This technology has been incorporated into all of our products including award-winning RIM Wireless Handhelds and industry-leading radio modems. Retrieval Dynamics Corporation has signed a contract to become an ISV Solutions Alliance Program partner. This brings to Retrieval Dynamics Corporation co-marketing opportunities and Blackberry certification. This will lead to increased customers, as Blackberry users are a targeted wireless audience representing early adopters of wireless and technology. RIM will pull Retrieval Dynamics Corporation into many new niche markets, as they are looking for content providers and once certified Retrieval Dynamics Corporation will receive referrals to wireless application development opportunities.

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

     The SARASOTA ASSOCIATION OF REALTORS(R), INC. is a trade association representing nearly 2100 REALTORS(R) in Sarasota and Sarasota County. As members of organized real estate, REALTORS(R) subscribe to a strict code of ethics and have access to numerous services and programs to enhance their professionalism. Educational programs and seminars help members gain new skills and professional designations. Regular meetings provide opportunities for networking. In addition to these programs, the SARASOTA ASSOCIATION OF REALTORS(R) INC. offers its members a variety of business tools -- from the Multiple Listing Service, market statistics, and publications with current real estate information to training in cutting-edge technology. Retrieval Dynamics Corporation has joined this organization to help in its development of the Real Estate DocLYNX(TM) Lite application. It is critical to understand the inner-workings of the Board of Realtors, therefore this organization provides an entry into the activities and database for future up- selling opportunities and development. Retrieval Dynamics currently has an agreement with SARASOTA ASSOCIATION OF REALTORS(R) INC. to access property information.

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

     Palm Developer Network - Retrieval Dynamics Corporation is listed in the Palm Solutions Alliance and co-marketing directory - devices, software and operating systems

     Openwave is the world's largest provider of mobile Internet software backed by industry- leading Customer Services. They provide Communication Service Providers (CSPs), including wireless and wireline carriers, Internet Service Providers (ISPs), portals, and broadband providers worldwide, with the software and services they need to build boundary-free, multi-network communications services for their subscribers. Openwave customers currently serve more than half of all mobile subscribers across the globe and include AT&T Wireless, Verizon Wireless, Sprint PCS, and Nextel, as well as Japan's KDDI and BT's Genie. Openwave(TM) Mobile Browser(TM) software is embedded in more than 70 percent of all Internet-enabled phones. Retrieval Dynamics Corporation is one of the wireless developers in their co-marketing directory.

     Pursue selective acquisitions to expand our capabilities: The Company will pursue acquisitions that management believes will allow the Company to expand its available resources such as a wireless ISP, imaging print on demand company, other wireless application service provider or software development company. No acquisitions are planned or pending at this time.

Results of Operations -For the Three Months Ending December 31, 2001 and December 31, 2000

Revenues

     Revenues for the fiscal quarters ended December 31, 2001 and December 31, 2000 were $0. The company, despite the expansion of its infrastructure, still remains a development stage corporation.

Operating Costs and Startup Expenses

     Operating costs and startup expenses for the quarter ended December 31, 2001 were $873,518 compared to $382,534 for December 31, 2000. Interest expense for the quarter ended December 31, 2001 was $6,932 and $0 for December 31, 2000. Net loss was $880,450 and $382,534, respectively. Net Loss for the quarter ended December 31, 2001 includes the amortization of product research and development costs of $259,962.

Assets and Liabilities

     At quarter ended December 31, 2001 assets were $3,067,807 compared to $2,740,190 for the quarter ended December 31, 2000. Assets consisted primarily of Property and Equipment and Software Costs. Liabilities were $418,348 at quarter end December 31, 2001 compared to $603,825 for the quarter ended December 31, 2000. Liabilities consisted of accounts payable to shareholders and notes payable, with accrued interest.

Stockholders' Deficit

     Stockholders' equity was $2,649,459 as of December 31, 2001 compared to $2,136,365 as of December 31, 2000.

Financial Condition, Liquidity and Capital Resources

     At December 31, 2001 the Company had cash and cash equivalents of $361,803 as compared to $851,098 for the period ended December 31, 2000.

     In July 2001, the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. At maturity, the holder had the option to:
(i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest on each note to March 31, 2002. The notes and accrued interest remain outstanding.

Employees

     At December 31, 2001, the Company employed fifteen (15) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

4.7      [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Kirk Groome and
                  Alma Groome JT dated June 15, 2000.

4.8      [4]      Offering Memorandum dated September 30, 2000.

4.9      [4]      Form of Subscription Agreement pursuant to September 30, 2000 Offering
                  Memorandum.

4.10     [4]      Convertible Note by Retrieval Dynamics Corporation in favor of Clifford Tager dated August 1, 2000.

4.11     [5]      Convertible Note by the Company in favor of Robert and Nancy Zivitz dated July 10,
                  2001.

4.12     [5]      Convertible Note by the Company in favor of Robert and Nancy Zivitz dated July 16,
                  2001.

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

10.5     [4]      Contact Import and Customer Service Scope Agreement between Retrieval
                  Dynamics Corporation and MethodFactory, Inc. dated October 25, 2000.

10.6     [4]      Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     [4]      Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     [4]      Option Agreement between the Company and Quantam Financial Management
                  Company.

10.9     [5]      Wireless Service Internet Agreement between Retrieval Dynamics Corporation and
                  Sprint Spectrum, L.P. dated July 30, 2001.
-------------------------

*    Filed herewith.

[1] Previously filed with the Company's Registration Statement on Form 10SB filed February 22, 2000.

[2] Previously filed with the Company's Current Report on Form 8-K filed July 14, 2000.

[3] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 21, 2000.

[4] Previously filed with the Company's Annual Report on Form 10KSB filed January 16, 2001.

[5] Previously filed with the Company's Annual Report on Form 10KSB filed December 31, 2001.

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

                             RDC International, Inc.
                                  (Registrant)


Date: February 13, 2002    By: /s/ John Harkola
                              -------------------------------------------
                              John Harkola, Chairman and CEO

                              By: /s/ Anthony Cella
                              -------------------------------------------
                              Anthony Cella, CFO and Vice-Chairman

                              By:/s/ Clifford Tager
                              -------------------------------------------
                              Clifford Tager, Secretary and Director

                              By: /s/ Donald F. Mintmire
                              -------------------------------------------
                              Donald F. Mintmire, Director

                              By:/s/ Brad Vossler
                              -------------------------------------------
                              Brad Vossler, Director

                              By: /s/ Alan Reiter
                              -------------------------------------------
                              Alan Reiter, Director

                              By: /s/ Ben Dickens
                              -------------------------------------------
                              Ben Dickens, Director