Form 10QSB
period 2002-03-31
RDC INTERNATIONAL INC
filed 2002-05-15
CIK 1107343

Microsoft Word 10.0.2627;[OBJECT OMITTED]
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2002

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

        Yes X   No
           ---    ---

As of March 31, 2002, there were 16,164,847 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements






                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         Three and Six Months Ended March 31, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2002 (Unaudited)








                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet.............................................F-1
    Consolidated Statements of Operations..................................F-2
    Consolidated Statements of Changes in Stockholders' Equity.............F-3
    Consolidated Statements of Cash Flows..................................F-6
    Notes to Consolidated Financial Statements.............................F-8

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                 March 31, 2002
                                   (Unaudited)


Assets
Current assets:
    Cash                                                                $      444,899
    Prepaid expenses and other current assets                                   14,633
                                                                        --------------
Total current assets                                                           459,532
                                                                        --------------

Furniture and equipment, net of accumulated depreciation                       286,972
                                                                        --------------
Other assets:
    Software, net of accumulated amortization                                2,079,702
    Other                                                                       16,016
                                                                        --------------
Total other assets                                                           2,095,718

                                                                        $    2,842,222
                                                                        ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $      104,326
    Convertible notes payable                                                  150,000
    Accrued expenses                                                            44,972
                                                                        --------------
Total current liabilities                                                      299,298
                                                                        --------------
Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares
        authorized; zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000
        shares authorized; 16,164,847 shares issued and
        outstanding                                                              1,616
    Additional paid-in capital                                               9,143,243
    Deferred offering costs                                                   (285,753)
    Deficit accumulated during development stage                            (6,316,182)
                                                                        --------------
Total stockholders' equity                                                   2,542,924
                                                                        --------------
                                                                        $    2,842,222
                                                                        ==============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                           Period September 8,
                                                                                              1999 (Date of
                                Three Months Ended                Six Months Ended          Inception) through
                                     March 31,                       March 31,                   March 31,
                                ---------------------           ---------------------           ------------
                                2002            2001            2002             2001              2002
                           ---------------------------------------------------------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)         (Unaudited)
Operating costs
    and start-up
    expenses              $    953,399     $    878,819    $   1,826,917    $   1,261,352       $   6,152,786
                          ------------     ------------    -------------    -------------       -------------
Net loss from
    operations                (953,399)        (878,819)      (1,826,917)      (1,261,352)         (6,152,786)

Other income                     1,534                             1,534                                8,690

Interest expense                (6,749)                          (13,681)                            (172,086)
                          ------------     ------------    -------------    -------------       -------------
Net loss                  $   (958,614)    $   (878,819)   $  (1,839,064)   $  (1,261,352)      $  (6,316,182)
                          ============     ============    =============    =============       =============
Net loss per share          $     (.06)       $    (.07)      $     (.12)      $     (.12)          $    (.61)
                          ============     ============    =============    =============       =============
Weighted average
    number of
    common shares           15,847,038       12,057,870       14,969,717       10,652,566           10,274,463
                          ============     ============    =============    =============       =============













                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2002 (Unaudited)


                                                                                                         Additional
                                                                           Common Stock                  Paid-In
                                                                       Shares           Amount           Capital
                                                                    --------------------------------------------------
Balance, September 8, 1999 (date of inception)                              0        $         0       $          0

Net loss for the period
                                                                    ---------         ----------        ------------
Balance, September 30, 1999                                                 0                  0                  0

Issuance of common stock at $.01 per share,
    December 1999                                                   1,000,000             10,000

Capital contributions, December 1999                                                                          1,619

Collection of stock subscription, March 2000

Collection of stock subscription, June 2000

Acquisition of company                                              6,500,000                650             11,850

Recapitalization                                                   (1,000,000)           (10,000)            (2,500)

Net loss for the year
Collection of stock subscription, September 2000

Issuance of common stock at $.0001 per share for
    services, July 2000                                               120,000                 12

Issuance of common stock at $1.00 per share for
    cash, July 2000                                                    15,000                  1             14,999

Issuance of common stock at $1.00 per share for
    cash, August 2000                                                 100,000                 10             99,990

Issuance of common stock at $1.00 per share for
    cash, September 2000                                                5,000                  1              4,999

Issuance of common stock at $1.00 per share for
    services, September 2000                                          100,000                 10             99,990

Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                                                         30,750
                                                                    ---------         ----------        ------------
Balance, September 30, 2000                                         6,840,000                684            261,697

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
-------------------------------------------------------------------------------
$             0         $         0        $          0       $           0
        (35,600)                                                    (35,600)
---------------         -----------        ------------       -------------
        (35,600)                  0                   0             (35,600)

                            (10,000)

                                                                      1,619

                              4,000                                   4,000

                              4,000                                   4,000
        (12,500)

         12,500

       (929,505)                                                   (929,505)

                                500                                     500

                                                                         12

                                                                     15,000

                                                                    100,000

                                                                      5,000

                                               (100,000)

                                                                     30,750
---------------         -----------        ------------       -------------
       (965,105)             (1,500)           (100,000)           (804,224)



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2002 (Unaudited)



                                                                                                         Additional
                                                                           Common Stock                  Paid-In
                                                                       Shares           Amount           Capital
                                                                    --------------------------------------------------
Issuance of common stock at $1.00 per share for
    stock subscription, November 2000                                 189,080                 40            189,040

Collection of stock subscription, November 2000

Issuance of common stock and warrants at $1.00
    per share for cash, November 2000                               3,347,170                314          3,346,856

Issuance of common stock at $1.00 per share for
    services, November 2000                                            50,000                  4             49,996

Issuance of common stock at $1.00 per share for
    convertible debt, November 2000                                    38,206                  4             19,099

Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                                                  (30,750)

Offering costs, November 2000

Issuance of common stock and warrants at
    $1.00 per share for cash, January 2001                          1,176,425                118          1,176,307

Issuance of common stock and warrants at
    $1.00 per share for cash, February 2001                         1,176,425                118          1,176,307

Issuance of common stock at $1.00 per share for
    subscriptions, March 2001                                         219,985                 22            219,963

Collection of stock subscriptions, March 2001

Amortization of offering costs, March 2001                                                                 (124,564)

Collection of stock subscriptions, June 2001

Intrinsic value of beneficial conversion feature on
    convertible debt, July 2001                                                                             113,113

Issuance of detachable warrants in connection with
    convertible debt, July 2001                                                                              36,887

Issuance of common stock at $1 per share as part
    of offering costs, August 2001                                    324,375                 32            324,343

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
-------------------------------------------------------------------------------
                           (189,080)
                              1,500                                   1,500

                                                                  3,347,170

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2002 (Unaudited)



                                                                                                         Additional
                                                                           Common Stock                  Paid-In
                                                                       Shares           Amount           Capital
                                                                    --------------------------------------------------
Collection of stock subscription, September 2001

Deferred offering costs expensed, September 2001

Net loss for the year
                                                                   ----------         ----------        ------------
Balance, September 30, 2001                                        13,361,666              1,336          6,758,293

Issuance of common stock and warrants at $1.00
    per share for cash, October 2001                                  274,400                 27            274,373

Issuance of common stock and warrants at $1.00
    per share for cash, November 2001                                 701,500                 70            701,430

Issuance of common stock and warrants at $1.00
    per share for cash, December 2001                                 811,081                 81            811,000

Offering costs, December 2001

Amortization of offering costs, December 2001                                                              (214,272)

Issuance of common stock and warrants at $1.00
    per share for cash, January 2002                                  485,500                 49            485,451

Issuance of common stock and warrants at $1.00
    per share for cash, February 2002                                 485,700                 49            485,651

Issuance of common stock and warrants at $1.00
    per share for cash, March 2002                                     45,000                  4             44,996

Offering costs, March 2002

Amortization of offering costs, March 2002                                                                 (257,798)

Stockholder forgiveness of debt, March 2002                                                                  54,119

Net loss for the period
                                                                   ----------         ----------        ------------
Balance, March 31, 2002 (unaudited)                                16,164,847        $     1,616     $    9,143,243
                                                                   ==========         ==========        ============

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
-------------------------------------------------------------------------------
                             19,985                                  19,985

                                                201,524             201,524

     (3,512,013)                                                 (3,512,013)
---------------         -----------        ------------       -------------
     (4,477,118)                  0            (162,187)          2,120,324

                                                                    274,400

                                                                    701,500

                                                                    811,081

                                               (377,396)           (377,396)

                                                214,272

                                                                    485,500

                                                                    485,700

                                                                     45,000

                                               (218,240)           (218,240)

                                                257,798

                                                                     54,119

     (1,839,064)                                                (1,839,,064)
---------------         -----------        ------------       -------------
$    (6,316,182)        $         0        $   (285,753)      $   2,542,924
===============         ===========        ============       =============




                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                             Period September 8,
                                                                                                  1999 (Date of
                                                                 Six Months Ended              Inception) through
                                                                     March 31,                    March 31,
                                                        ------------------------------
                                                               2002             2001                 2002
                                                        ----------------------------------------------------------
                                                           (Unaudited)       (Unaudited)          (Unaudited)
Operating activities
    Net loss                                            $  (1,839,064)     $(1,261,352)          $  (6,316,182)
        `                                               -------------      -----------           -------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                        82,433           41,427                 199,929
           Amortization of software                           519,925                                1,039,856
           Increase (decrease) in employee
               advances                                         1,350                                     (850)
           Amortization of discounts on notes
               payable                                                                                 150,000
           Write-of off deferred offering costs                                                        201,523
           (Increase) decrease in prepaids and
               other assets                                   (10,833)           2,383                 (29,799)
           Increase (decrease) in accounts
               payable and accrued expenses                  (556,164)        (434,221)                207,416
        `                                               -------------      -----------           -------------
    Total adjustments                                          36,711         (390,411)              1,768,075
        `                                               -------------      -----------           -------------
    Net cash used by operating activities                  (1,802,353)      (1,651,763)             (4,548,107)
        `                                               -------------      -----------           -------------

Investing activities
    Development of software                                                 (3,069,551)             (3,069,552)
    Acquisition of furniture and equipment                     (7,222)        (392,046)               (485,282)
        `                                               -------------      -----------           -------------
    Net cash used by investing activities                      (7,222)      (3,461,597)             (3,554,834)
        `                                               -------------      -----------           -------------

Financing activities
    Deferred offering costs                                  (546,899)         (63,900)               (610,799)
    Proceeds from issuance of common stock
        and warrants                                        2,803,181        5,890,702               9,038,286
    Proceeds from issuance of notes payable                                                            244,000
    Payments on notes payable                                  (3,000)        (120,750)               (123,647)
        `                                               -------------      -----------           -------------
    Net cash provided by financing activities               2,253,282        5,706,052               8,547,840
        `                                               -------------      -----------           -------------

Net increase in cash                                          443,707          592,692                 444,899

Cash at beginning of period                                     1,192            1,409
        `                                               -------------      -----------           -------------
Cash at end of period                                  $     444,899     $    594,101           $     444,899
        `                                               =============      ===========           =============




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




Supplemental disclosures of cash flow information:

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

     At March 31, 2002, accounts payable included $48,736 due for offering costs.

     During the period ended March 31, 2002, the Company amortized $472,070 of deferred offering costs in connection with the issuance of common stock.

     During the period ended March 31, 2002, stockholders forgave debt owed to them by the Company in the amount of $54,119.















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2002 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 31, 2002 and 2001, and the period September 8, 1999 (date of inception) through March 31, 2002, (b) the financial position at March 31, 2002, and (c) cash flows for the periods ended March 31, 2002 and 2001, and the period September 8, 1999 (date of inception) through March 31, 2002, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10 QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the six-month period ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the six-month period ended March 31, 2002 of approximately $1,839,000 and has used cash in operations of approximately $1,802,000 for the six months ended March 31, 2002. The Company believes that its current operations and cash balances will not be sufficient to satisfy its current anticipated cash requirements and that it will need an additional $500,000 to fund its operations for the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2002 (Unaudited)



3.   Commitments

In October 2001, the Company entered into an agreement with Sprint PCS ("Sprint") in which Sprint will place a line to the Company's website on all of its wireless handheld devices. Under the terms of the contract, the Company is to pay Sprint 30 percent of the gross revenues generated from the handheld devices.


4.   Stock Warrants

At March 31, 2002, the Company had outstanding warrants to purchase 2,984,625 of the Company's common stock at prices ranging from $.25 to $1.50. The warrants became exercisable during 2001 and expire on various dates through 2004.


5.   Early Adoption of Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted SFAS No. 144 as of January 1, 2002. No reclassifications of previously issued statements presented for comparative purposes are necessary to reflect application of the provisions of this statement. The adoption of SFAS No. 144 has not had a material impact on its consolidated financial statements.

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

     During the six (6) months ended March 31, 2002, the Company sold 2,803,181 shares of its restricted common stock to forty-three (43) persons for $2,803,181. For such offering, the Company relied upon the 506 Exemption,
Section 25102.1 of the California Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 130.293 of the Illinois Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17-1270a of the Kansas Code, Section 1.602 of the Maryland Code, Section 49:3-50(b)(9) of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code, Section 1707.03(X) of the Ohio Code, Section 401(b)(22) of the Oklahoma Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Section 7-11-402(18) of the Rhode Island Code, Order 97018 for Regulation D Offerings of the South Carolina Code and Section 21 VAC 5-40-120 of the Virginia Code.

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

     The facts relied upon to make the Kansas Exemption available include the following: (i) the transaction involved the offer or sale of securities made in compliance with the federal securities act of 1933, regulation D, rules 230.505 or 230.506 except paragraph (b)(2)(ii), or both, including any offer or sale made exempt by application of Rule 508(a), as made effective in federal securities act of 1933 release nos. 33-6389, 33-6663, 33-6758 and 33-6825, and which satisfied the conditions, limitations, and requirements of this regulation; (ii) no commission, finders fee, or other remuneration was paid or given, directly or indirectly, for soliciting any prospective purchaser, or in connection with the sale of securities in reliance on this exemption, unless the recipient was appropriately registered in Kansas as a broker-dealer, agent or investment advisor; (iii) none of the Company's directors, officers, general partners, beneficial owners of ten percent (10%) or more of any class of its equity securities, any of its promoters currently connected with it in any capacity, or any person, other than a broker-dealer currently registered under K.S.A. 17-1254, who has been or will be paid or given, directly or indirectly, any commission or similar remuneration for solicitation of any prospective purchaser or in connection with sales of securities in reliance on this regulation: (a) has filed a registration statement which is subject to a currently effective stop order entered pursuant to any state law within five (5) years prior to the commencement of the offering, (b) has been convicted, within five (5) years prior to the commencement of the offering, of any felony or misdemeanor in connection with the purchase or sale of any security or any felony involving fraud or deceit including, but not limited to, forgery, embezzlement, obtaining money under false pretenses, larceny or conspiracy to defraud, (c) is currently subject to any state administrative order or judgment entered by a state securities administrator within five (5) years prior to the commencement of the offering or is subject to any state administrative order or judgment in which fraud or deceit was found and the order of judgment was entered within five (5) years prior to the commencement of the offering, (d) is currently subject to any state administrative order or judgment which prohibits the use of any exemption from registration in connection with the purchase or sale of securities, or (e) is subject to any order, judgment or decree of any court of competent jurisdiction temporarily or preliminarily restraining or enjoining, or is subject to any order, judgment or decree of any court of competent jurisdiction entered within five (5) years prior to the commencement of the offering permanently restraining or enjoining, that person from engaging in or continuing any conduct or practice in connection with the purchase or sale of any security or involving the making of any false filing with any state, (iv) the issuer filed a manually signed notice on Form D not later than fifteen (15) days after the first sale of securities in an offering under this exemption which contained an undertaking by the issuer to furnish the commissioner, upon written request, the information furnished by the issuer to offerees.

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

     The facts relied upon to make the Oklahoma Exemption available include the following: (i) the Company filed notice on Form D with the state Administrator;
(ii) consent to service of process in Oklahoma; and (iii) paid the exemption notification fee.

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

Discussion and Analysis

     The Company was formed in September 1995 and had little or no operations until June, 2000, when it acquired Retrieval. The Company is headquartered in Sarasota, Florida. The Company conceives and develops industry-specific wireless software and service solutions for mobile professionals. Retrieval Dynamics is a Wireless and Wireless Internet-Enabled Solutions Developer providing integrated productivity solutions, products, applications and services to the enterprise.


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

     Mobile professionals need solutions that provide them with real-time access to mission-critical information at all times. The Company is in the business of providing mobile professionals with the solutions they need to access data from anywhere in the world with convenience, speed, reliability and security.

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

     Middleware: There are several companies which have developed platforms that allow developers to deliver wireless applications to all of the different devices utilizing any of the carriers' networks. Most of these platforms are XML driven. They usually purchase a gateway or subscribe to the carrier's gateways. These companies include: Retrevial, Broadbeam, Air2Web, HiddenMind, Everypath, etc.

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

Retrieval Dynamics Solutions for Mobility

     The company provides, products, applications and custom solutions. Based on the successful development and launch of its existing products the company has formed a Professional Application Services Group.

     The Retrieval Dynamics Professional Application Services Group (Team RDC) delivers wireless and internet integration into usable applications that enables real-time information and data to enhance business processes. The result to the enterprise is in new customer acquisition, maintaining existing customers, increasing profit on revenues, and adding new channel opportunities to do business.

     The Company's core competencies revolve around providing companies with access to data. Data access can be achieved through multiple channels such as the internet, the PC, telephony and the wireless handheld device, RDC's approach includes integrating all of these channels with the data source with the primary focus on the wireless or mobile display and input of that data.

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

     Retrieval Dynamics Professional Services team is experienced in helping customers realize the full potential of our applications and custom mobile solutions by providing a range of services to enhance the quality of our software and minimize the risks involved in the deployment process. Retrieval Dynamics Professional Services team design mobile applications that integrate with a variety of business processes and vertical markets, such as:


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

     The Company's applications are based on their technology platform referred to as HORIZON. This technology platform enables the company to rapidly implement enterprise solutions. Currently the company has developed are four (4) software solutions for mobile data technology. An important part of being successful in business is the ability to leverage one's core competencies. RDC's is the ability to bring many best of breed wireless technologies and offer our customers their collective benefits, seamlessly under one platform that we call HORIZON. Retrieval Dynamics is aligning itself with industry leaders to form partnerships with companies who understand our ability to extend their sales forces and creating additional revenue streams.

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

     Moreover, the mobile application should be developed utilizing a platform that leverages the existing wireline application infrastructures and the business logic they embody. This platform architecture should be designed to accommodate the evolution of existing channels and devices. RDC's HORIZON platform includes a wireless application gateway that utilizes an XML conversion from the data sources by rendering it to the wireless devices via XSL style sheets developed around a device's graphical specifications.

     The HORIZON Platform and the RDC's RAD3TM (rapid application design, development, and deployment) methodology can be used to create a wireless bridge between corporate mobile users and business-critical and time-sensitive applications. The technology can also be used to extend existing e-commerce capabilities to business partners operating within a company's supply chain, and target the benefits of these systems to a variety of non-PC mobile devices. The whole idea is to bring the customer closer to the core business process and in doing so establish a comfort level that enhances the entire wireless transaction experience.

     The companies current application offerings are Qxprint(TM), DocLYNX(TM) Lite for the Real Estate Professional, GoFigure(TM) and DocLYNX(TM)

Qxprint(TM)

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

GoFigure(TM)

     GoFigure Enterprise Edition is a fully integrated mobile sales force automation software application designed to work on the new RIM BlackBerry 5810 handheld device. This application, which resides behind the corporate firewall, combines the simple and efficient Java 2 Micro Edition with a scalable robust server based application that can extract and manipulate sales, marketing and manufacturing data stored in corporate databases or in an ERP system

     GoFigure allows the mobile sales professional to have real-time, intuitive mobile access to business critical information and product data that enhances sales opportunities, increases customer satisfaction and grows revenue faster and more profitably.

     The GoFigure Enterprise Edition solution is targeted at manufacturing, distribution, construction and service industries. GoFigure will be available in June 2002 and will be sold in either an ASP solution or as an enterprise server package with an annual per seat license and maintenance fee.

     Java offers specific advantages for wireless users. It enables users to store information on the handheld without having to access a wireless network every time the same information is needed. Java also provides a feature-rich and open development platform for creating new applications.

Features:

* Generate a sales quotation for a specific customer that can be sent real-time via fax oremail from the mobile device.
*    Check pricing and inventory on any product or part.
* Calculate multiple items with a discount structure to quote a multi-product price.
* Integrate with supply chain management software to quote lead-times and quantities of parts back-ordered.
* Quote recall functionality. Previously created quotes can be accessed for reference on an as-needed basis.
* View company or product wide sales promotions. Send company or product literature via email or fax.
* Sales promotion listing alert. Receive instant alerts when new sales promotionsand special product offers are released to the field.

Benefits:

* Increases customer satisfaction through the immediate facilitation of answers to critical questions on products, pricing and order status.
* Improves effectiveness through access to customer and product data at the point of customer contact.
* Automates repetitive tasks, allowing the sales force to focus on generating revenue rather than on operational processes.
* Contributes to company profitability through increased productivity and shortened sales cycles.

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

Business Strategy

     The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing services and future products, is to be a niche provider of eWASP(TM) technology ,information management tools and products by using the expertise of its staff in providing solutions for the enterprise and application development. The company has signed agreements with RIM (Research In Motion) allowing them to be an ISV (independent software vendor) partner as well as becoming a RIM Sub-Dealer for their new line of wireless handheld hardware. The ISV agreement allows RDC to receive early hardware, software updates as well as co-marketing opportunities and customer leads. The Sub-Dealer agreement allows RDC to bundle their solutions with both hardware and network allowing RDC to offer a "Bundled Solution" to their enterprise customers. Under the RIM Sub-Dealer agreement RDC has the license to resell time on the VoiceStream wireless network as well as resell other products offered by VoiceStream. These agreements create a "Virtual Sales Force" for RDC with hardware leads coming from RIM and development leads coming from VoiceStream.The Company is in the process of vertically positioning Qxprint(TM) as a back office tool which will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. DocLYNX(TM) Lite for the real estate professional, having been launched in October 2001, is in the early stages of marketing. GoFigure(TM) is being marketed as a CRM application to select enterprises. DocLYNX7(TM), is still in development as a 3G (third generation) software. It will provide the mobile professional a data application and information tool, bundled with vertically specific functionality offering a complete wireless solutions for their business needs. The Company seeks to maximize its recurring revenue stream initially by extending its eWASP(TM) services to a variety of professional vertical markets and custom wireless application development. Its objectives for its software applications include the following key elements:

*    provide custom wireless solutions
* provide bundled solutions sell the Company's applications in many vertical markets, as the market for wireless technologies is developing;
*    build   subscription   base  for   DocLYNX(TM)Lite   for  the  real  estate
     professional;
* maintain Qxprint(TM)as a horizontal wireless application marketed to mobile sales professionals;
*    develop  niche  vertical  markets for  Qxprint(TM)and  GoFigure  enterprise editions;
* pursue marketing opportunities which allow the Company to develop the market presence needed to support sales goals and to attract developers of new products and services;
*    maintain  and  strengthen   strategic   relationships  with  suppliers  and
     customers;
* focus on providing quality products, applications and services, in addition to support and development after the sale; utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets;
* pursue selective partnerships to expand the Company's capabilities, products and services.

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

     The Company's revenues to date are marginal and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon license fees for GoFigure(TM), subscriptions, and transaction fees of its Qxprint(TM) and DocLYNX(TM) Lite products, custom wireless solutions, as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

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

     Retrieval Dynamics Corporation's marketing plan is to provide a total solution to the mobile professional. The Company is positioning itself as a vertical centered Wireless Product, Application and Solution Provider. Also, the company will continue to develop multi-platform applications to benefit mobile professionals as well as resell wireless hardware and network.

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


     DocLYNX(TM) Lite for the real estate professional is target marketed to MLS (multi-listing services) and real estate professionals. The company is actively perusing license agreements based on a revenue share model with individual MLS boards and other MLS data aggregators. Once agreements are in place the company will partner with each MLS source to market directly to the realtor.

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

     Keys to meeting our strategic marketing objectives include the following:

     Provide a bundled solution: The company will continue to build its relationships with hardware manufactures as well as network carriers to be able to offer "One-Stop-Shopping" for its enterprise and consumer applications.

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

Develop the market for existing and new products for mobile professionals:

     The Company's initial focus is to meet the needs of the mobile professional. The Company will focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. The Company plans to develop a complete solution, which includes the software as well as the platform on which to drive customer information needs. The Company plans the development of additional services, which will expand and enhance the capabilities of DocLYNX7(TM),GoFigure(TM) and Qxprint(TM) These enhanced functions will empower the Company's professional clients to use information more efficiently and effectively.

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


     Develop our customer base and strengthen the DocLYNX(TM), Qxprint(TM) and GoFigure(TM) brands through enhanced sales and marketing promotions: The Company intends to be aggressive in its marketing mix by promoting the DocLYNX(TM), Qxprint(TM) and GoFigure(TM) brands as well as its HORIZON platform. The Company intends to target DocLYNX7(TM) in the real estate industry, property management, financial services, insurance, construction, etc. Initially, Company plans include a continued testing phase which should allow management to collect and analyze customer feedback. With this information, it hopes to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

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

     Hardware manufacturing partners such as RIM provide valuable leads and sales support creating a virtual sales force for the company.

     Following, you will find a review of existing strategic partnerships and alliances that have been developed over the past six (6) months. These provide a critical basis to growth and profitable business opportunities in the near future.

     RIM's portfolio of award-winning products includes the family of RIM Wireless Handhelds(TM), the BlackBerry(TM) wireless email solution, embedded radio-modems and a suite of software development tools. RIM Wireless Handhelds are revolutionary communication devices that allow mobile professionals to send and receive email wherever they go. All RIM handhelds incorporate breakthrough wireless technology to deliver simple, mobile email access.-based company with proven technologies and a history of developing breakthrough wireless data solutions. At the core of RIM's products is leading-edge radio technology. This technology has been incorporated into all of our products including award-winning RIM Wireless Handhelds and industry-leading radio modems. Retrieval Dynamics Corporation has become an ISV Solutions Alliance Program partner as well as a RIM Su-Dealer. This brings to Retrieval Dynamics Corporation co- marketing opportunities and Blackberry certification as well as the opportunity to resell RIMs line of products. This will lead to increased customers, as Blackberry users are a targeted wireless audience representing early adopters of wireless and technology. RIM will pull Retrieval Dynamics Corporation into many new niche markets, as they are looking for content providers and being certified, Retrieval Dynamics Corporation will receive referrals to wireless application development opportunities. The RIM Sub-Dealer program will allow the company to offer a "Bundled-Solution" to its customers and increase revenues through hardware sales.

     VoiceStream Wireless Corp. is Based in Bellevue, WA, and is a leading provider of digital wireless communications in the United States with 7 million subscribers. VoiceStream has experienced significant growth over the past year, VoiceStream and its affiliates now offer service in 20 of the top 25 wireless markets. VoiceStream uses and operates the Global System for Mobile (GSM) communications technology platform, which is the established standard in most countries outside of the United States. Adopted by 158 countries, GSM accounts for approximately 70 percent of the total digital wireless market. VoiceStream is the only U.S. wireless telecommunications provider with a national GSM wireless technology network, which gives customers the choice of using their VoiceStream number when traveling internationally and supports roaming capabilities for other GSM customers traveling to the United States. VoiceStream operates on the business proposition of providing customers the best value in wireless service. "GET MORE" is VoiceStream's promise to customers to provide more minutes, more features and more service than any other wireless provider in the markets they serve. Retrieval Dynamics is an authorized dealer for both voice and data plans provided by VoiceStream

     Sprint PCS is the largest wireless network carrier in the United States with close to 2 million wireless subscribers. They also represent one of the largest wired telecommunications companies in the United States. Retrieval Dynamics Corporation has finalized an agreement that places the QxprintTM application on the Sprint PCS wireless devices and be included as a certified application. This will immediately bring access to a targeted wireless population and potential customer base. This application and relationship will also allow us more quick and direct access for other content applications to be delivered to Sprint PCS and their growing wireless customer base.

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

     An agreement has been finalized with L.T. Fiore, Inc. to act as our consultant to the alarm industry. Louis Fiore is the past president of the Central Station Alarm Association and has spent his career in the alarm industry. Mr. Fiore will represent the companies' offerings to his many contacts in the alarm industry as well as gather requirements for future application development.

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

Results of Operations -For the Three and Six Months Ending March 31, 2002 and March 31, 2002

Revenues

     Revenues for the six months ended March 31, 2002 and March 31, 2001 were $0. The company is continuing to build its' infrastructure, despite the lack of significant revenues. Through the six months (6) ended March 31, 2002, the company has netted any revenues earned against development expenses. For the period ended March 31, 2002, the figure approximates $4,000.

Operating Losses and Startup Expenses

     Operating losses for the six months ended March 31, 2002 were $1,826,917 compared to losses of $1,261,352 for the same period ended March 31, 2001. The increase of $565,565 (45%) is primarily due to the amortization of deferred development costs of $519,925 and an increase in the cost of advertising and marketing, along with the cost of exhibiting at national and international trade shows.

     Operating losses for the three months (3) ended March 31, 2002 were $ 953,399 compared to $878,819 for March 31, 2001.The increase in operating losses for the quarter consist of $259,967 in amortization of deferred development costs.

Assets and Liabilities

     At March 31, 2002 assets were $2,842,222 compared to $4,112,927 for the same period end March 31, 2001. Assets consisted primarily of Property and Equipment and Software Costs. The decrease in the asset value is entirely due to the depreciation and amortization of the assets. Liabilities were $299,298 at period end March 31, 2002 compared to $313,450 for the period ended March 31, 2001. Liabilities consisted of accounts payable to shareholders and notes payable, with accrued interest. The decrease in the liabilities is due to the forgiveness of debt owed to shareholders in the amount of $54,119. This amount has been accounted for as an increase to Additional Paid in Capital.

Stockholders' Equity

     Stockholders' equity was $2,542,924 as of March 31, 2002 compared to $3,799,477 as of March 31, 2001.

Liquidity of Capital Resources

     At March 31, 2002 the company had working capital of $160,234 compared to $283,602 for the period ended March 31, 2001.The decrease in working capital is a result of the continued efforts to build an infrastructure for marketing, advertising and distribution.

Operating Activities

     For the six (6) months ended March 31, 2002, net cash used by the operating activities was$1,802,353 compared to $1,651,763 for the period ended March 31, 2001. The continued building of the company`s infrastructure and development of new products has effected operations activities by an increase in cost of $150,590.

Financing Activities

     For the six (6) months ended March 31, 2002, the company issued 2,803,181 in Common Stock (restricted) for which the company received $2,256,282, net of offering costs of $546,899. All funds were used as working capital to continue research and development activities and the launching of two additional products, DocLynxLite and Go Figure.

     In July 2001, the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. At maturity, the holder had the option to:
i) request repayment of all principal and interest, (ii) convert all of the principle and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest on each note to June 30, 2002. The notes and accrued interest remain outstanding.

Employees

     At March 31, 2002, the Company employed fifteen (15) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

Forward-Looking Statements

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filing

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     None.

Item 3. Defaults in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                             RDC International, Inc.
                                  (Registrant)





Date: May 15, 2002            By: /s/John Harkola
                              -------------------------------------------
                              John Harkola, Chairman and CEO

                              By: /s/Anthony Cella
                              -------------------------------------------
                              Anthony Cella, CFO and Vice-Chairman

                              By: /s/Clifford Tager
                              -------------------------------------------
                              Clifford Tager, Secretary and Director

                              By: /s/ Donald F. Mintmire
                              -------------------------------------------
                              Donald F. Mintmire, Director

                              By: /s/Ben Dickens
                              -------------------------------------------
                              Ben Dickens, Director