Form 10QSB
period 2002-06-30
RDC INTERNATIONAL INC
filed 2002-08-16
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2002

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

Yes X No

As of June 30, 2002, there were 16,464,847 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements



                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2002 (Unaudited)



                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet............................................F-1
    Consolidated Statements of Operations.................................F-2
    Consolidated Statements of Changes in Stockholders' Equity............F-3
    Consolidated Statements of Cash Flows.................................F-6
    Notes to Consolidated Financial Statements............................F-7

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

Assets
Current assets:
    Cash                                                                        $       21,269
    Prepaid expenses and deposits                                                        8,783
                                                                                --------------
Total current assets                                                                    30,052
                                                                                --------------

Furniture and equipment, net of accumulated depreciation                               245,455
                                                                                --------------

Other assets:
    Software, net of accumulated amortization                                        1,819,739
    Other                                                                               16,016
                                                                                --------------
Total other assets                                                                   1,835,755
                                                                                --------------
                                                                                $    2,111,262
                                                                                ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                                     $       74,230
    Accounts payable, related party                                                     36,384
    Note payable, related party                                                         50,000
    Convertible note payable, related party, net of unamortized
        discount of $66,667                                                             33,333
    Accrued payroll and payroll taxes                                                   78,408
    Other                                                                                7,015
                                                                                --------------
Total current liabilities                                                              279,370
                                                                                --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 16,464,847 shares issued and outstanding                             1,646
    Additional paid-in capital                                                       9,393,213
    Deferred offering costs                                                           (292,503)
    Deficit accumulated during development stage                                    (7,270,464)
                                                                                --------------
Total stockholders' equity                                                           1,831,892
                                                                                --------------
                                                                                $    2,111,262
                                                                                ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                                      Period
                                                                                                  September 8, 1999
                                       Three Months Ended           Nine Months Ended            (Date of Inception)
                                            June 30,                     June 30,                     through
                                     -----------------------     -----------------------------       June 30,
                                       2002            2001        2002             2001               2002
                                     ----------------------------------------------------------------------------------
                                     (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)          (Unaudited)
Operating costs and start-up
    expenses                         $    917,405  $    922,370   $  2,744,322  $  2,183,722       $    7,070,191


Other income                               (1,032)       (6,960)        (2,566)       (6,960)              (9,722)


Other expenses                             37,909         5,080         51,590         5,080              209,995
                                     ----------------------------------------------------------------------------------


Net loss                             $   (954,282) $   (920,490)  $ (2,793,346) $ (2,181,842)      $   (7,270,464)
                                     ==================================================================================


Net loss per share                   $       (.06) $       (.07)  $       (.18) $       (.19)      $         (.67)
                                     ==================================================================================


Weighted average number
    of common shares                   16,270,342    13,037,291      15,403,258   11,447,474           10,806,261
                                     ==================================================================================






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity
 Period September 8, 1999 (Date of Inception) through June 30, 2002 (Unaudited)




                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Balance, September 8, 1999 (date of inception)                              0        $         0       $          0
Net loss for the period
                                                                 --------------------------------------------------
Balance, September 30, 1999                                                 0                  0                  0
Issuance of common stock at $.01 per share,
    December 1999                                                   1,000,000             10,000
Capital contributions, December 1999                                                                          1,619
Collection of stock subscription, March 2000
Collection of stock subscription, June 2000
Acquisition of company                                              6,500,000                650             11,850
Recapitalization                                                   (1,000,000)           (10,000)            (2,500)
Net loss for the year
Collection of stock subscription, September 2000
Issuance of common stock at $.0001 per share
    for services, July 2000                                           120,000                 12
Issuance of common stock at $1.00 per share
    for cash, July 2000                                                15,000                  1             14,999
Issuance of common stock at $1.00 per share
    for cash, August 2000                                             100,000                 10             99,990
Issuance of common stock at $1.00 per share
    for cash, September 2000                                            5,000                  1              4,999
Issuance of common stock at $1.00 per share
    for services, September 2000                                      100,000                 10             99,990
Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                                                         30,750
                                                                 --------------------------------------------------
Balance, September 30, 2000                                         6,840,000                684            261,697
Issuance of common stock at $1.00 per share
    for stock subscription, November 2000                             189,080                 40            189,040



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

                           (189,080)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity
 Period September 8, 1999 (Date of Inception) through June 30, 2001 (Unaudited)



                                                                                                         Additional
                                                                           Common Stock                   Paid-In
                                                                --------------------------------
                                                                     Shares          Amount               Capital
                                                                ---------------------------------------------------
Collection of stock subscription, November 2000
Issuance of common stock and warrants at $1.00
    per share for cash, November 2000                               3,347,170                314          3,346,856
Issuance of common stock at $1.00 per share for
    services, November 2000                                            50,000                  4             49,996
Issuance of common stock at $1.00 per share for
    convertible debt, November 2000                                    38,206                  4             19,099
Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                                                  (30,750)
Offering costs, November 2000
Issuance of common stock and warrants at $1.00
    per share for cash, January 2001                                1,176,425                118          1,176,307
Issuance of common stock and warrants at $1.00
    per share for cash, February 2001                               1,176,425                118          1,176,307
Issuance of common stock at $1.00 per share for
    subscriptions, March 2001                                         219,985                 22            219,963
Collection of stock subscriptions, March 2001
Amortization of offering costs, March 2001                                                                 (124,564)
Collection of stock subscriptions, June 2001
Intrinsic value of beneficial conversion feature on
    convertible debt, July 2001                                                                             113,113
Issuance of detachable warrants in connection with
    convertible debt, July 2001                                                                              36,887
Issuance of common stock at $1.00 per share as part
    of offering costs, August 2001                                    324,375                 32            324,343
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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity
 Period September 8, 1999 (Date of Inception) through June 30, 2001 (Unaudited)



                                                                                                         Additional
                                                                           Common Stock                   Paid-In
                                                                --------------------------------
                                                                     Shares          Amount               Capital
                                                                ---------------------------------------------------
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2001                                        13,361,666              1,336          6,758,293
Issuance of common stock and warrants at $1.00
    per share for cash, October 2001                                  274,400                 27            274,373
Issuance of common stock and warrants at $1.00
    per share for cash, November 2001                                 701,500                 70            701,430
Issuance of common stock and warrants at $1.00
    per share for cash, December 2001                                 811,081                 81            811,000
Offering costs, December 2001
Amortization of offering costs, December 2001                                                              (214,272)
Issuance of common stock and warrants at $1.00
    per share for cash, January 2002                                  485,500                 49            485,451
Issuance of common stock and warrants at $1.00
    per share for cash, February 2002                                 485,700                 49            485,651
Issuance of common stock and warrants at $1.00
    per share for cash, March 2002                                     45,000                  4             44,996
Offering costs, March 2002
Amortization of offering costs, March 2002                                                                 (257,798)
Stockholder forgiveness of debt, March 2002                                                                  54,119
Issuance of common stock for settlement of notes
    payable, May 2002                                                 300,000                 30            149,970
Offering costs
Intrinsic value of beneficial conversion feature on
    convertible debt, May 2002                                                                               79,121
Issuance of detachable warrants in connection with
    convertible debt, May 2002                                                                               20,879
Net loss for the period
                                                                 --------------------------------------------------
Balance, June 30, 2002 (unaudited)                                 16,464,847        $     1,646       $  9,393,213
                                                                 ==================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
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
                                                214,272

                                                                    485,500

                                                                    485,700

                                                                     45,000
                                               (218,240)           (218,240)
                                                257,798
                                                                     54,119

                                                                    150,000
                                                 (6,750)             (6,750)

                                                                     79,121

                                                                     20,879
     (2,793,346)                                                 (2,793,346)
---------------------------------------------------------------------------
$    (7,270,464)        $         0        $   (292,503)      $   1,831,892
===========================================================================


                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                              Period September 8, 1999
                                                                Nine Months Ended               (Date of Inception)
                                                                    June 30,                        through
                                                          ------------------------------            June 30,
                                                              2002           2001                     2002
                                                          ---------------------------------------------------------
                                                           (Unaudited)     (Unaudited)            (Unaudited)
Operating activities
    Net loss                                              $  (2,793,346)   $  (2,181,842)      $   (7,270,464)
                                                          ---------------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                         123,950           78,717              241,446
           Write-off of deferred offering costs                                                       201,523
           Amortization of discount on notes
               payable                                           33,333                               183,333
           Amortization of software                             779,888          259,965            1,299,819
           (Increase) decrease in prepaids and
               other assets                                      (3,633)           2,384              (24,799)
           (Decrease) increase in accounts
               payable and accrued expenses                    (487,908)        (490,720)             275,686
                                                          ---------------------------------------------------------
    Total adjustments                                           445,630         (149,654)           2,177,008
                                                          ---------------------------------------------------------
    Net cash used by operating activities                    (2,347,716)      (2,331,496)          (5,093,456)
                                                          ---------------------------------------------------------

Investing activities
    Development of software                                                   (3,069,552)          (3,069,552)
    Acquisition of furniture and equipment                       (7,222)        (446,752)            (485,282)
                                                          ---------------------------------------------------------
    Net cash used by investing activities                        (7,222)      (3,516,304)          (3,554,834)
                                                          ---------------------------------------------------------

Financing activities
    Deferred offering costs                                    (553,649)         (63,900)            (617,548)
    Collection of stock subscription                                               1,500                1,500
    Proceeds from issuance of common stock
        and warrants                                          2,803,181        6,089,202            9,036,771
    Proceeds from issuance of notes payable                     128,483                               372,483
    Payments from incurrence of notes payable                    (3,000)        (120,750)            (123,647)
                                                          ---------------------------------------------------------
    Net cash provided by financing activities                 2,375,015        5,906,052            8,669,559
                                                          ---------------------------------------------------------

Net increase in cash                                             20,077           58,252              21,269

Cash at beginning of period                                       1,192            1,409
                                                          ---------------------------------------------------------

Cash at end of period                                    $       21,269    $      59,661       $      21,269
                                                         ==========================================================

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

     During the period ended June 30, 2001, the Company issued 50,000 shares of common stock valued at $50,006 in exchange for services that the Company has capitalized in the development of software.

     During the period ended June 30, 2001, the Company issued 19,985 shares of common stock in exchange for subscription agreements totaling $19,985.

     During the period ended June 30, 2001, the Company amortized $124,564 of deferred offering costs in connection with the issuance of common stock.

     At June 30, 2002, accounts payable included $48,737 due for offering costs.

     During the period ended June 30, 2002, the Company amortized $472,070 of deferred offering costs in connection with the issuance of common stock.

     During the period ended June 30, 2002, stockholders forgave debt owed to them by the Company in the amount of $54,119.

     During the period ended June 30, 2002, the Company issued 300,000 shares of common stock in satisfaction of notes payable in the amount of $150,000.

     During the period ended June 30, 2002, the Company exchanged $21,517 of accrued liabilities for $21,517 of convertible notes payable.

     During the period ended June 30, 2002, the Company recorded a discount on debt of $100,000 based on the fair value of the associated warrants and beneficial conversion features.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2002 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended June 30, 2002 and 2001, and the period September 8, 1999 (date of inception) through June 30, 2002, (b) the financial position at June 30, 2002, and (c) cash flows for the nine-month periods ended June 30, 2002 and 2001, and the period September 8, 1999 (date of inception) through June 30, 2002, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the nine-month period ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the nine-month periods ended June 30, 2002 and 2001 of approximately $2,800,000 and $2,200,000, respectively, and has used cash in operations of approximately $2,300,000 for the nine months ended June 30, 2002. The Company believes that its current operations and cash balances will not be sufficient to satisfy its current anticipated cash requirements and that it will need an additional $500,000 to fund its operations for the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2002 (Unaudited)



3.   Commitments

In October 2001, the Company entered into an agreement with Sprint PCS ("Sprint") in which Sprint will place a line to the Company's website on all of its wireless handheld devices. Under the terms of the contract, the Company is to pay Sprint 30 percent of the gross revenues generated from the handheld devices. As of June 30, 2002, no revenues had been generated from the handheld devices and, therefore, no liability to Sprint has been incurred.


4.   Stock Warrants

At June 30, 2002, the Company had outstanding warrants to purchase 3,014,625 of the Company's common stock at prices ranging from $.25 to $1.50. The warrants became exercisable during 2001 and expire on various dates through 2004.


5.   Early Adoption of Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has adopted SFAS No. 144 as of January 1, 2002. No reclassifications of previously issued statements presented for comparative purposes are necessary to reflect application of the provisions of this statement. The adoption of SFAS No. 144 has not had a material impact on the Company's consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2002 and 2001 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2002 (Unaudited)



6.   Subsequent Events

Subsequent to June 30, 2002, the Company signed a letter of intent to obtain a guarantee of an unrelated company to put up $4,000,000 of investments to be used as collateral in obtaining a bank loan. In exchange for the guarantee, the Company will issue a 15 percent equity position to the guarantor (approximately 2,470,000 shares of the Company's common stock). Upon final execution of the agreement, the value of the guarantee, based on the value of the underlying stock issued, will be recorded as an intangible asset and will be amortized over the estimated duration of the available guarantee.

In addition to the stock issued, the Company is also obligated to pay the guarantor a one time flat fee of $80,000, as well as $37,000 per year in account set-up and escrow fees, and a one percent annual maintenance fee, based on the value of the collateral.

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

     During the nine (9) months ended June 30, 2002, the Company sold 2,803,181 shares of its restricted common stock to forty-three (43) persons for $2,803,181. For such offering, the Company relied upon the 506 Exemption,
Section 25102.1 of the California Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 130.293 of the Illinois Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17-1270a of the Kansas Code, Section 1.602 of the Maryland Code, Section 49:3-50(b)(9) of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code, Section 1707.03(X) of the Ohio Code, Section 401(b)(22) of the Oklahoma Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Section 7-11-402(18) of the Rhode Island Code, Order 97018 for Regulation D Offerings of the South Carolina Code and Section 21 VAC 5-40-120 of the Virginia Code.

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

Subsequent to June 30, 2002, the Company signed a letter of intent to obtain a guarantee of an unrelated company to put up $4,000,000 of investments to be used as collateral in obtaining a bank loan. In exchange for the guarantee, the Company will issue a 15 percent equity position to the guarantor (approximately 2,470,000 shares of the Company's common stock). Upon final execution of the agreement, the value of the guarantee, based on the value of the underlying stock issued, will be recorded as an intangible asset and will be amortized over the estimated duration of the available guarantee. In addition to the stock issued, the Company is also obligated to pay the guarantor a one time flat fee of $80,000, as well as $37,000 per year in account set-up and escrow fees, and a one percent annual maintenance fee, based on the value of the collateral.

Discussion and Analysis

     The Company was formed in September 1995 and had little or no operations until June 2000, when it acquired Retrieval. The Company is headquartered in Sarasota, Florida. The Company conceives and develops industry-specific wireless software and service solutions for mobile professionals. Retrieval Dynamics is a Wireless and Wireless Internet-Enabled Solutions Developer providing integrated productivity solutions, products, applications and services to the enterprise.

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

     Retrieval Dynamics Professional Services team is experienced in helping customers realize the full potential of our applications and custom mobile solutions by providing a range of services to enhance the quality of our software and minimize the risks involved in the deployment process. Retrieval Dynamics Professional Services team design mobile applications that integrate with a variety of business processes and vertical markets, such as:

*    Mobile portals
*    Mobile supply chain management Mobile travel management
*    Field force automation
* Customer relationship management Mobile retail and sales solutions Mobile Healthcare solutions

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

     The Company's applications are based on their technology platform referred to as HORIZON. This technology platform enables the company to rapidly implement enterprise solutions. Currently the company has developed are four (5) software solutions for mobile data technology.

     An important part of being successful in business is the ability to leverage one's core competencies. Retrieval's is the ability to bring many best of breed wireless technologies and offer our customers their collective benefits, seamlessly under one platform that we call HORIZON. Retrieval Dynamics is aligning itself with industry leaders to form partnerships with companies who understand our ability to extend their sales forces and creating additional revenue streams.

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

     The HORIZON Platform and the RDC's RAD3 (rapid application design, development, and deployment) methodology can be used to create a wireless bridge between corporate mobile users and business-critical and time-sensitive applications. The technology can also be used to extend existing e-commerce capabilities to business partners operating within a company's supply chain, and target the benefits of these systems to a variety of non-PC mobile devices. The whole idea is to bring the customer closer to the core business process and in doing so establish a comfort level that enhances the entire wireless transaction experience.

     The companies current application offerings are Qxprint(TM), DocLYNX(TM) Lite for the Real Estate Professional, GoFigure(TM) , QxView and DocLYNX7(TM)

Qxprint(TM)

     The Company's initial product, Qxprint is a wireless handheld CRM application that allows mobile professionals to perform common business transactions anywhere. By setting up an account on the Qxprint.com website, the user can upload and manage their Outlook, Act!, and Palm contacts and all types of printable files thus allowing the mobile user to merge new and stored contacts to their secure pre-defined documents stored in their private directory. With a simple execute command from the handheld device, the information can be sent to the user's desired contact via e-mail, fax or to the Print-On-Demand facility for a mailed hardcopy. Next, a return e-mail confirmation receipt is immediately sent to the user notifying them of a successful transaction. Most importantly the Qxprint transaction will work on virtually any wireless appliance including the RIM and Motorola 2-way pagers, WAP phones, Palm OS devices, and the assorted Windows CE and PocketPC devices.

     Qxprint allows Web-enabled users to manage the distribution of their business documents from their Internet-enabled wireless device, at any time of the day or night. The technology prevents the user from having to constantly return to the office to print out or retrieve necessary documents and send them out. It also is designed to free the individual from the frustrations of relying on support staff with limited hours and capacity. And that means more time for the professional to spend on the road with their customers, and more results. Qxprint allows the user to:

* Store letters, agreement forms, contracts, informational literature, sell sheets, brochures, or any documents important to a business in a private folder in the Qxprint database, along with a directory of contacts including existing and potential customers.
* Access your Qxprint virtual desktop from any Internet-enabled wireless device.
* Choose documents to be sent out and the appropriate contact to send the document to. Edits can be made to the contact directory and customize letter-formatted documents by merging contact information.
* Choose e-mail, fax, U.S. Postal Service or Federal Express Priority Overnight delivery.
*    Receive confirmation of each transaction via e-mail.
* Qxprint registration and the uploading of the documents for storage is free. Users pay only for their transactions.

     Qxprint is our entry point into corporations. By enticing companies to use Qxprint, Retrieval Dynamics is offering a "risk-free" wireless solution that can help educate mobile professionals and help the company position itself to extend other applications to their mobile workforce. Retrieval Dynamics thus becomes the wireless expert that will help companies adopt m- data solutions.


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

     DocLYNX Lite is a hosted wireless application targeting the real estate professionals namely agents, brokers, and appraisers. DocLYNX Lite is an extremely easy to use and powerful application that allows portable access to the MLS database with their 2-way pagers, cell phones, or wireless PDA's.

     This product, DocLYNX Lite works with any e-mail or SMS enabled device to provide real-estate professionals real-time access to the MLS database. Through a 2-way pager or SMS phone, the user can e-mail an MLS search query to the DocLYNX.com e-mail server which will parse the specific information back to the device in the form of an e-mail or text message. In this particular application, RDC is the application service provider combining a web-based interface and e-mail parsing technology for the wireless device. The end-user, in this case a real estate agent, would visit the www.doclynx.com website and register for service.

     Because DocLYNX Lite is integrated with the Multiple Listing Service database, the registration process will verify that the user is an actual licensed agent or broker. After registration, the realtor is assigned a secure user id and password to enter the protected area of the website. This includes a general "Account Management" page where the user can change billing and personal information; a "Request History" page that displays all requests made from the mobile device to the server so the agent can alleviate the hassle of re-querying the MLS database when they are on their PC; and a "Manage Request" page which allows the user to customize the output or content sent to their device. After customizing their web interface, the agent can then begin to use their wireless devices from the field to access real-time MLS data.

     This application utilizes the simplicity of e-mail protocols. Passing commands through e-mail or SMS provides all the user functionality. After a command is sent from the pager to the DocLYNX Lite server, it will be interpreted and a response sent back to the pager in a pre-defined format. This common off- the-shelf parser is integrated through scripting languages based on Microsoft Active Scripting technology - JavaScript and VBScript with an SQL database that pulls directly from the MLS database. The parser in this case downloads messages from the DocLYNX Lite mail servers and processes them using a list of rules set up by on the website and the query. These rules consist of filters and processing components. When downloading a message, the parser checks whether it is to be processed or not using filters. If the message is to be processed, the parser adds it to processing queue. Upon completion of the working session with a mail server, the parser processes all the messages in the queue. Processing components are used to parse, modify, and store data from messages. In the case of DocLYNX Lite, all responses or messages will reflect the most recent real- time MLS data. An additional "drill-down" feature incorporated into this product allows clients to use the "Reply" e-mail function to find additional information in the MLS database, such as a more complete listing of the specific real-estate property.

     A relationship with RIM (Research In Motion) allows Retrieval to bundle DocLYNX Lite on the popular BlackBerry Handheld Wireless device. Along with the hardware, Retrieval also offers network connectivity through national carriers such as VoceStream, AT&T and others. This combination is being marketed under the name "Mobile Listing Advantage".

GoFigure(TM)

     GoFigure Enterprise Edition is a fully integrated mobile sales force automation software application designed to work on the new RIM BlackBerry 5810 handheld device. This application, which resides behind the corporate firewall, combines the simple and efficient Java 2 Micro Edition with a scalable robust server based application that can extract and manipulate sales, marketing and manufacturing data stored in corporate databases or in an ERP system.GoFigure allows the mobile sales professional to have real-time, intuitive mobile access to business critical information and product data that enhances sales opportunities, increases customer satisfaction and grows revenue faster and more profitably.

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

QxView

     QxView is a small "client" application that allows you to view virtually any email attachment on your BlackBerry handheld. The QxView Mobile Reader supports corporate document formats such as MS Word, MS Excel, MS PowerPoint, Corel WordPerfect, Adobe PDF, HTML and ASCII text, and more. It also features a GO URL command that allows you to retrieve the content from any web site and have it presented in the Mobile Reader.

Features:

* Search Document: Query document for key words, paragraph headings, or table of contents.
*    Fax Attachments: Redirect your attachment to any fax machine for printing.
* Optimized for the BlackBerry: QxView was developed specifically for the BlackBerry device for maximum performance.
*    Automatic formatting: Auto-formatting for optimized display on your device.
* Multiple forwarding options: Forward attachments to your BlackBerry automatically, upon request, or based on specific content.
* Hosting Options: Application can be hosted by RDC, or run behind a corporate firewall.

Benefits:

*    Increased mobility, productivity and response time
*    Immediate access to all your e-mail attachments
*    Support for multiple document types
*    One step automated forwarding
*    Load and save converted attachments for immediate viewing
*    Direct access to specific parts of the attached documents


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

     DocLYNX7(TM) has addressed this problem by providing many useful tools in a single, simple, integrated interface: email, calendar, scheduling, picture capture and retrieval, forms processing, document warehousing, collaboration and more, all from within the same interface and all just a click away. This allows the user to learn one (1) methodology for performing several tasks, which increases efficiency and effectiveness and reduces learning time. Each component of DocLYNX7(TM) has been built to work with every other component to provide seamless sharing of information and functionality between all components.

     Common tasks such as sending a document to a client or associate, faxing a proposal or listing a new property have been automated by the use of intelligent wizards. These wizards step the user through each phase of the process to allow them to accomplish their goals as easily as possible. The integration of technologies is what makes DocLYNX7(TM) unique in the technology marketplace.

DocLYNX7(TM)is still in development.

Competition

Retrieval's competition varies depending on the product/service offering.

*    GoFigure: Indirect competitors: Siebel, Pivotal, SalesNet, SalesForce.com
*    DocLYNX Lite: PocketRealEstate.com, Supra Interlogix
*    Qxprint: File Fish, AirEight, XDrive, GoAmerica
*    QxView: Onset Technologies, Itrezzo, PrinterOn
*    Custom  Applications:   Aether  Systems,  Air2Web,  Everypath,   iAnywhere,
     Hiddenmind

Business Strategy

     The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing services and future products, is to be a niche provider of eWASP(TM) technology ,information management tools and products by using the expertise of its staff in providing solutions for the enterprise and application development. The company has signed agreements with RIM (Research In Motion) allowing them to be an ISV (independent software vendor) partner as well as becoming a RIM Sub-Dealer for their new line of wireless handheld hardware. The ISV agreement allows RDC to receive early hardware, software updates as well as co-marketing opportunities and customer leads. The Sub-Dealer agreement allows RDC to bundle their solutions with both hardware and network allowing RDC to offer a "Bundled Solution" to their enterprise customers. Under the RIM Sub-Dealer agreement RDC has the license to resell time on the VoiceStream wireless network as well as resell other products offered by VoiceStream. These agreements create a "Virtual Sales Force" for RDC with hardware leads coming from RIM and development leads coming from VoiceStream.The Company is in the process of vertically positioning Qxprint as a back office tool which will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. DocLYNX Lite for the real estate professional, having been launched in October 2001, is in the early stages of marketing. GoFigureis being marketed as a CRM application to select enterprises. QxView will be offered in third quarter, 2002. DocLYNX7, is still in development as a 3G (third generation) software. It will provide the mobile professional a data application and information tool, bundled with vertically specific functionality offering a complete wireless solutions for their business needs. The Company seeks to maximize its recurring revenue stream initially by extending its eWASP(TM) services to a variety of professional vertical markets and custom wireless application development. Its objectives for its software applications include the following key elements:

*    provide custom wireless solutions
*    provide bundled solutions
* sell the Company's applications in many vertical markets, as the market for wireless technologies is developing
*    build subscription base for DocLYNXLite for the real estate professional
* maintain Qxprint as a horizontal wireless application marketed to mobile sales professionals
*    develop niche vertical markets for Qxprint and GoFigure enterprise editions
* pursue marketing opportunities which allow the Company to develop the market presence needed to support sales goals and to attract developers of new products and services
*    maintain  and  strengthen   strategic   relationships  with  suppliers  and
     customers
* focus on providing quality products, applications and services, in addition to support and development after the sale
* utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets
* pursue selective partnerships to expand the Company's capabilities, products and services

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

     The Company's revenues to date are marginal and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon license fees for GoFigureand QxView, subscriptions, and transaction fees of its Qxprint and DocLYNX Lite products, hardware and network sales, custom wireless solutions, as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

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

     The Company's objective for the horizontal version of Qxprint is to achieve ten thousand (10,000) customers in 2002, seventy percent (70%) from internet marketing and thirty percent (30%) from basic marketing. A major effort will be made for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint vertical solutions are based on modification, customization and licensing fees.

     DocLYNX Lite for the real estate professional is target marketed to MLS (multi-listing services) and real estate professionals. The company is actively perusing license agreements based on a revenue share model with individual MLS boards and other MLS data aggregators. Once agreements are in place the company will partner with each MLS source to market directly to the realtor.

     There are approximately 750,000 active real estate professionals in the United States today. Retrieval is targeting DocLYNX Lite to the largest MLS's through a program called "Multi Listing Advantage" and plans to have a penetration of 10% of the market by fourth quarter 2003. The Multi Listing Advantage is being marketed by Retrieval, RIM and channel partners.

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

Develop the market for existing and new products for mobile professionals: The Company's initial focus is to meet the needs of the mobile professional. The Company will focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. The Company plans to develop a complete solution, which includes the software as well as the platform on which to drive customer information needs. The Company plans the development of additional services, which will expand and enhance the capabilities of DocLYNX7,GoFigure and Qxprint These enhanced functions will empower the Company's professional clients to use information more efficiently and effectively.

Expand into new industries: Management believes that it can apply the Company's information management solutions and wireless applications in any market, including, but not limited to, real estate, financial, insurance, alarm, construction, industrial and legal. Additionally, the products are easily adaptable to horizontal markets including traditional industrial businesses, manufacturing and distribution.

Pursue channel partners,  direct response marketing, and strategic acquisitions:
The Company intends to market its products through channel partners who share Company goals and values, direct marketing efforts and traditional marketing. Additionally, the Company is seeking strategic alliances with companies who could provide the Company access to their databases.

Develop our customer base and strengthen the DocLYNX, Qxprint, QxView and GoFigurebrands through enhanced sales and marketing promotions: The Company intends to be aggressive in its marketing mix by promoting the DocLYNX, Qxprint, QxView and GoFigure brands as well as its HORIZON platform. The Company intends to target DocLYNX7 in the real estate industry, property management, financial services, alarm, insurance, construction, etc. Initially, Company plans include a continued testing phase which should allow management to collect and analyze customer feedback. With this information, it hopes to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

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

Partners/Industry Relationships

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

     VoiceStream Wireless Corp. is Based in Bellevue, WA, and is a leading provider of digital wireless communications in the United States with 7 million subscribers. VoiceStream has experienced significant growth over the past year, VoiceStream and its affiliates now offer service in 20 of the top 25 wireless markets. VoiceStream uses and operates the Global System for Mobile (GSM) communications technology platform, which is the established standard in most countries outside of the United States. Adopted by 158 countries, GSM accounts for approximately 70 percent of the total digital wireless market. VoiceStream is the only U.S. wireless telecommunications provider with a national GSM wireless technology network, which gives customers the choice of using their VoiceStream number when traveling internationally and supports roaming capabilities for other GSM customers traveling to the United States. VoiceStream operates on the business proposition of providing customers the best value in wireless service. "GET MORE" is VoiceStream's promise to customers to provide more minutes, more features and more service than any other wireless provider in the markets they serve. Retrieval Dynamics is an authorized dealer for both voice and data plans provided by VoiceStream

     Sprint PCS is the largest wireless network carrier in the United States with close to 2 million wireless subscribers. They also represent one of the largest wired telecommunications companies in the United States. Retrieval Dynamics Corporation has finalized an agreement that places the Qxprint application on the Sprint PCS wireless devices and be included as a certified application. This will immediately bring access to a targeted wireless population and potential customer base. This application and relationship will also allow us more quick and direct access for other content applications to be delivered to Sprint PCS and their growing wireless customer base.

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

     MethodFactory is a software design, development and integration firm specializing in the delivery of technology based solutions to real-world business challenges. They utilize a proven methodology to integrate existing business processes and systems with technology solutions that increase efficiency, reduce overhead and maximize your ability to better communicate with your business partners and customers. There has been a great relationship with MethodFactory, since the initial development of Qxprint, as they were strategic developers for the web interface. The continued relationship has lead to them being an integral part of our out-sourced services. Current negotiations are underway to provide website hosting for them and their customers, which will provide a base for our WASP. It will also help in capacity utilization of the existing Retrieval Dynamics Corporation facilities.

     Clickshare  delivers  one-click,  one-registration,   one-bill  information
management for publishers and users Having Retrieval Dynamics' innovative document delivery service as part of their network increases Clickshare's appeal to wireless carriers and mobile users who not only want to be able to purchase information easily, but send it easily as well. Until the agreement with Clickshare, Qxprint subscribers paid for delivery services on a per-document basis by registering their credit card information on the Qxprint site or by calling Qxprint customer service. Now, in addition, subscribers may choose the option of just using their Clickshare-enabled account at a carrier or Web site, applying the purchase to a credit card, wireless or phone bill, bank account or other credit or debit facility. Subscribers receive one monthly bill from their Clickshare provider. This agreement also offers wireless carriers a simple way to integrate Qxprint with their legacy billing systems.

     PrinterOn provides simple and secure Internet printing solutions that help you communicate smarter, faster, better than ever before. With this alliance (Letter of Intent) subscribers of Qxprint can send your documents from any computer or wireless Internet-enabled device to virtually any printer in the world. Thus, this alliance provides a broader range of user options of Qxprint. Since PrinterOn is headquartered in Canada, it provides an entry vehicle for Retrieval Dynamics Corporation to enter the wireless application market place, which enhances the globalization of the company and product-line.

     PointBase provides database products on Java platforms. Their technology is specifically designed for mobile computing applications based upon the J2ME(TM) and J2SE(TM) architectures providing a pure Java(TM), small footprint <45k (for the J2ME platform), database. Applications running on a wide range of Internet appliances and smart devices can now persist and manipulate data using a platform independent, standards-based relational database. PointBase, the leader in application database technology based on the Java(TM) Platform, manages and synchronizes enterprise data beyond the firewall. They also enable Java developers to create multi-threaded database solutions that function autonomously on server, server appliances, mobile and occasionally connected devices. The Company is currently in negotiations to finalize an agreement with their database applications will become an integral component to the Qxprint platform for the enterprise. This should enable Qxprint to offer information accessed from a database to be accessed and transmitted to a specific contact from a wireless device. It should also allow for a print-on-demand copy of the database information that is controlled through Qxprint from a wireless device. PointBase also brings strategic contact for Retrieval Dynamics Corporation, as their founder was one of the co-founders of Oracle. This will be leveraged into strategic wireless development applications.

     Motorola is one of the largest device and system providers globally, competing primarily with Nokia, and Ericsson. Motorola is also a global leader in providing integrated communications solutions and embedded electronic solutions. These include: Software-enhanced wireless telephone, two-way radio and messaging products and systems, as well as networking and Internet-access products, for consumers, network operators, and commercial, government and industrial customers. End-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. Embedded semiconductor solutions for customers in the networking and computing, transportation, wireless communications and digital consumer/home networking markets. Embedded electronic systems for automotive, industrial, transportation, navigation, communication and energy systems markets. Retrieval Dynamics Corporation has earned Motorola certification for the Qxprint application as well as signing the Motorola contract to allow Motorola to demonstrate their devices Retrieval Dynamics products and technology. In addition, negotiations are in process to become a certified development partner for Motorola's enterprise application group. This will provide sales and development opportunities to expand the out-reach of in-house sales and marketing. This also provides an entry into testing facilities for application feasibility and robust capability.

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

     The SARASOTA ASSOCIATION OF REALTORS(R), INC. is a trade association representing nearly 2100 REALTORS(R) in Sarasota and Sarasota County. As members of organized real estate, REALTORS(R) subscribe to a strict code of ethics and have access to numerous services and programs to enhance their professionalism. Educational programs and seminars help members gain new skills and professional designations. Regular meetings provide opportunities for networking. In addition to these programs, the SARASOTA ASSOCIATION OF REALTORS(R) INC. offers its members a variety of business tools -- from the Multiple Listing Service, market statistics, and publications with current real estate information to training in cutting-edge technology. Retrieval Dynamics Corporation has joined this organization to help in its development of the Real Estate DocLYNX Lite application. It is critical to understand the inner-workings of the Board of Realtors, therefore this organization provides an entry into the activities and database for future up- selling opportunities and development. Retrieval Dynamics currently has an agreement with SARASOTA ASSOCIATION OF REALTORS(R) INC. to access property information.

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

Results of Operations -For the Three and Nine Months Ending June 30, 2001 and June 30, 2002

Revenues

     Revenues for the nine months ended June 30, 2002 and June 30, 2001 were $0. The company has faced continued delays in the releasing of the new products which were designed for use with the new RIM equipment. Despite the lack of significant revenues, the company is continuing its launch of the new products. Through the nine months (9) ended June 30, 2002, the company has netted any revenues earned against development expenses. For the period ended June 30, 2002, the figure approximates $8,000.

Operating Losses and Startup Expenses

     Operating losses for the nine months ended June 30, 2002 were $2,793,842 compared to losses of $2,181,842 for the same period ended June 30, 2001. The increase of $611,504 (22%) is primarily due to the amortization of deferred development costs of $519,925 and an increase in the cost of advertising and marketing, along with the cost of exhibiting at national and international trade shows.

     Operating losses for the three months (3) ended June 30, 2002 were $ 954,282 compared to $920,490 for June 30, 2001. The increase in operating losses for the quarter, $33,792, is the result of an aggressive marketing campaign in the launch of the RIM product line.

Assets and Liabilities

     At June 30, 2002 assets were $2,111,262 compared to $3,335,973 for the same period end June 30, 2001. Assets consisted primarily of Property and Equipment and Software Development Costs. The decrease in the asset value is entirely due to the depreciation and amortization of the assets. Liabilities were $279,370 at period end June 30, 2002 compared to $256,986 for the period ended June 30, 2001. Liabilities consisted of accounts payable to shareholders and notes payable, with accrued interest. The increase in the liabilities is due to the increase in amounts owed to shareholders.

Stockholders' Equity

     Stockholders' equity was $1,831,892 as of June 30, 2002 compared to $3,078,987 as of June 30, 2001.

Liquidity of Capital Resources

     At June 30, 2002 the company had negative working capital of $33,915 compared to $140,772 for the period ended June 30, 2001.The decrease in working capital is a result of the continued efforts to build an infrastructure for marketing, advertising and distribution.

Operating Activities

     For the nine (9) months ended June 30, 2002, net cash used by the operating activities was$2,347,716 compared to $2,331,496 for the period ended June 30, 2001. The launch of the new product line, development of new products and the high marketing and advertising costs effected operations activities by an increasing costs by $320,259.

Financing Activities

     For the nine (9) months ended June 30, 2002, the company issued 3,103,181 in Common Stock (restricted) for which the company received $2,406,282, net of offering costs of $546,899. All funds were used as working capital to continue research and development activities and the launching of two additional products, DocLynxLite and Go Figure.

     In July 2001, the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. At maturity, the holder had the option to:
     i) request repayment of all principal and interest, (ii) convert all of the principle and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest on each note to June 30, 2002. The notes and accrued interest remain outstanding. In May, 2002, Robert and Nancy Zivitz, converted the principal amounts of the notes, $100,000 and $50,000, respectively, into 300,000 shares of restricted common stock of the company. The interest accrued on the notes, approximated $23,000 and an additional $77,000 were received, for which a subsequent note was issued, in the amount of $100,000.

     In June, 2002 an officer and shareholder of the corporation issuec a note to the company in the amount of $50,000, payable on demand, with an annual interest rate of eight (8%) percent. The note carries no conversion privileges.

Employees

     At June 30, 2002, the Company employed thirteen (13) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.6     [4]      Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     [4]      Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     [4]      Option Agreement between the Company and Quantam Financial Management
                  Company.

10.9     [5]      Wireless Service Internet Agreement between Retrieval Dynamics Corporation and
                  Sprint Spectrum, L.P. dated July 30, 2001.

10.10     *       Equity Financing Agreement between the Company and Unicorn Capital
                  Investments Limited and related documents.

10.11     *       Sub-Dealer Agreement, Sub-Dealer Supply Agreement and related documents between the Company and VoiceStream Wireless Corporation and Research In Motion Corporation.

99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
-------------------------

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

                             RDC International, Inc.
                                  (Registrant)





Date: August 9, 2002          By: /s/ John Harkola
                              -------------------------------------------
                              John Harkola, Chairman and CEO

                              By: /s/ Anthony Cella
                              -------------------------------------------
                              Anthony Cella, CFO and Vice-Chairman

                              By: /s/ Clifford Tager
                              -------------------------------------------
                              Clifford Tager, Secretary and Director

                              By: /s/ Donald F. Mintmire
                              -------------------------------------------
                              Donald F. Mintmire, Director

                              By: /s/ Brad Vossler
                              -------------------------------------------
                              Brad Vossler, Director

                              By: /s/ Alan Reiter
                              -------------------------------------------
                              Alan Reiter, Director

                              By: /s/ Ben Dickens
                              -------------------------------------------
                              Ben Dickens, Director