Form 10KSB
period 2002-09-30
RDC INTERNATIONAL INC
filed 2003-01-14
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Yes [X ]          No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $6,500.

Of the 16,499,847 shares of voting stock of the registrant issued and outstanding as of September 30, 2002, 13,844,847 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

During the fiscal year ended September 30, 2002, the Company sold 2,828,181 shares of its restricted common stock to forty-four (44) persons for $2,828,181. For such offering, the Company relied upon the 506 Exemption, Section 25102.1 of the California Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 130.293 of the Illinois Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17-1270a of the Kansas Code, Section

1.602 of the  Maryland  Code,  Section  49:3-50(b)(9)  of the New  Jersey  Code,
Section 359(f)(2)(d) of the New York Code, Section .1211. of the North Carolina Code, Section 1707.03(X) of the Ohio Code, Section 401(b)(22) of the Oklahoma Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Section 7-11-402(18) of the Rhode Island Code, Order 97018 for Regulation D Offerings of the South Carolina Code and Section 21 VAC 5-40-120 of the Virginia Code.

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

In June and July 2002, Anthony A. Cella, the Company's current Chief Financial Officer, lent the Company a combined $105,000. The indebtedness is evidenced by three promissory notes, all payable on demand and all of which accrue interest at a rate of eight percent per annum.

In July and September 2002, John Harkola, the Company's current Chief Executive Officer, lent the Company a combined $31,000. The indebtedness is evidenced by two promissory notes, both of which are payable on demand and both of which accrue interest at a rate of eight percent per annum.

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

Wireless Industry Overview

Introduction

Data communications is the fastest growing segment of the communications industry. The Internet, in particular, has emerged as one of the fastest growing communications media in history and is dramatically changing how businesses and individuals communicate and share information.

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

Wireless data is defined as communication without wires over distance by the use of arbitrary codes. Primitive examples include waving lanterns by night or sending smoke signals. Modern examples include hand-held devices like pagers, smart phones and personal digital assistants ("PDAs") using wireless modems to enable wireless data communications.

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

The result has been dramatic growth in the market for cellular telephones. (For example, cellular telephone subscriptions have increased from just over two million (2,000,000) to over one hundred million (100,000,000) in the last ten
(10) years. Many feel the wireless data industry is now poised for similar growth.

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

Barriers to entry for users are coming down. There are little, sleek, light types of devices available to the consumer, network infrastructures are in place, network operating costs are going down, all making it economical to develop new services that make financial sense. With the Internet and intranets, mobile users can access content that previously was not available. Wireless carriers have spent billions of dollars upgrading their networks from second generation circuit switched to third generation packet networks. These networks are always on and are capable of handling data at speeds from 20KBPS on the low end to 384KBPS on the higher end. These networks are continually evolving and within the next 5 years will be competitive to the wired networks of today.

The wireless data marketplace includes the following classes:

Wireless Handset Manufacturers: These are the companies which make wireless devices such as Nokia, Ericsson, Palm, Handspring, RIM and Motorola. These companies are generally large and are typically slow to implement new applications to their devices.

Carriers: The carriers are the phone companies which own the networks. These include: SprintPCS, AT&T Wireless, Verizon, Alltel, Cingular, T-Mobile, Nextel, etc. These companies all have different technologies and different standards making it extremely difficult to develop applications which operate on all devices.

Software/Application Developers: This is the largest group of companies in the wireless data industry. There are hundreds of companies which have developed platforms and applications that utilize all the different carriers' networks and work on many or all of the hardware (phones, PDA's, Laptops, etc.). Most of these applications utilize J2ME (Java 2 Micro Edition), C+, .NET, XML to access corporate data, play games, or browse the internet. Some of these companies include: Retrevial, Broadbeam, Air2Web, HiddenMind, Everypath, Aether Systems, 724 Solutions, etc.

Wireless Internet Service Providers (WISP's): These are the companies that provide wireless internet access. There are two (2) different types - one (1) provides internet access to the mobile professional, ie: Earthlink, Wynd Communications, ArrayComm, Breakfree Wireless.

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

PDAs: Palm, Handspring, PocketPC, BlackBerry
Phones: Motorola, Nokia, Ericsson, Samsung, etc.
Smart Phones or Integrated devices: BlackBerry, Microsoft PocketPC phone edition, Danger Hiptop, Kyocera, etc.
Wireless modems:  Sierra Wireless, Novatel
Wireless data: network infrastructures

While the customer usually sees seamless and reliable service, behind the scenes the wireless data industry is still working out the "kinks" in developing and building data transmission networks and agreeing on standards and protocols. There is more than one (1) competing vision. In the end, many experts believe that the growing market for wireless data will support multiple networks and protocols and faster speeds. GSM/GPRS is the leading network technology for wireless carriers as far as numbers. Second is CDMA. Others include TDMA, iDen, and analog services.

Realistic Data Speeds:
GSM, CDMA, TDMA (Circuit Switched Data):  9.6Kbps (kilobytes per second)
GPRS: 20-30 Kbps
CDMA 1XRTT: 50-144 kbps
CDMA EV-DO:  144-384 kbps
UMTS (WCDMA):  384kbps-2Mbps

Mobile-Data (M-Data)

Wireless data and mobile applications are anticipated to be the next business revolution in technology spending. Technology fostering easy-to-buy environments while away from a home or office PC is expected to have a broad appeal to the millions of users of Web-enabled handsets, such as two-way pagers with a Web browser, Web-enabled phones and assorted PDAs. While these wireless handsets are currently being utilized to view content from the large internet portal sites, mobile software applications are also being utilized by corporate America to streamline and automate processes from the field.

Out of this wireless data revolution, an emerging segment has appeared to further cater to the needs of business-to-business m-commerce: mobile data (m-data). The mdata field is not a typical commerce site where goods and purchases are sold or generic internet content is viewed. Rather, it is about specially designed wireless applications that remotely control the distribution of business data and documents. Companies are beginning to consider m-data technology because they do not want to make the same mistakes that may have led them to dispel the potential of the World Wide Web when it first arrived.

For many companies, m-data is not simply taking web-enabled corporate applications and delivering them via browser to the mobile device. Instead, they are taking systematic approaches to meet the need of their mobile employee and their customers, such as location, response time and productivity levels. It is those companies who understand, embrace and build m-data strategies that capture higher customer retention levels, which allows for more profitability and market share.

Technological advances (such as digitalization, data compression, smaller devices) and critical regulatory decisions (to license new spectrum for cellular telephony and other new applications) have greatly increased the availability of wireless communications while reducing costs. The result has been dramatic growth in the market for cellular telephones. For example, cellular telephone subscriptions have increased from just over 2 million to more than 100 million in the last 10 years.

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

M-Data initiatives

While there are ample opportunities to seize the benefits of m-data technology, the wireless industry must advance the following areas in order to make data applications useful to the graphically limited devices:

* Change the paradigm for wireless data applications to suit the needs and expectations of the mobile user by developing an easy-to-use User Interface that takes advantage of the capabilities of each device; ie: J2ME, SMS, WAP, BREW, etc.

* Present only information relevant to users. This decreases the amount of information they have to read, and it increases its value.

* Decrease users' airtime costs. Presenting only relevant information and using push technology will assist in this.

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

Expect to see a number of corporate initiatives mobilizing their most commonly used applications. Some of these applications will include ERP, CRM, Accounting, and Supply Chain Management. For example, consider the following: A mobile sales professional carries only a mobile phone (no pager, no PDA, no PC). While out of the office, a prospective customer would like to check inventory of a certain product. Basically, the mobile phone acts as a remote control emulator allowing the customer to view actual inventory levels from his company's ERP application. Using J2ME, a hybrid interface, some of this vital information can be stored persistently on the mobile device.

With wireless data services, the mobile professional can give accurate and timely information to their customers, review current data to make quick decisions, and stay in tune with corporate affairs. Alternatively, the professional would have to call the office to check the status of his request or break out a laptop and hope to get a dial-up connection, which is time-consuming and often not practical. By incorporating certain push technologies such as SMS, WAP 2.0, and MMS, the professional on the road could use an interface on the phone to locate the intranet site containing the status of the order. By viewing the parsed list of elements on the site, the executive would set the trigger on the order status field indicating that any change from "standard" should cause a notification to be sent. The server agent then would interrogate the selected Web content on the Web page continually. If there was no change to the order status field, the agent would continue to monitor. When and if the condition was met, the phone would ring and the salesperson would be presented with a text message and a click-through URL. This would enable him or her to know immediately of any changes in the order. Scores of such alerts are likely to be set by individual mobile users to address a variety of circumstances, including flight delays, price reductions, sale notifications, inventory changes and updated job orders. This will help eliminate form factor and other inherent limitations of mobile phones that have, to date, proved to be barriers to pervasive wireless data services use.

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

Mobile solution services range from  infrastructure,  back office,  supply chain
(SAP), e-commerce, purchasing, operations, resource planning (ERP), inventory (S&OP), work-in-progress, sales (FFA), customer relationship management (CRM), technical support and the total enterprise application integration (EAI).

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

DocLYNX Lite is being marketed under the name "Mobile Listing Advantage". It is a hosted wireless application targeting the real estate professionals namely agents, brokers, and appraisers. DocLYNX Lite is an extremely easy to use and powerful application that allows portable access to the MLS database with their 2-way pagers, cell phones, or wireless PDA's.

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

This application utilizes the simplicity of e-mail protocols. Passing commands through e-mail or SMS provides all the user functionality. After a command is sent from the pager to the DocLYNX Lite server, it will be interpreted and a response sent back to the pager in a pre-defined format. This common off-the-shelf parser is integrated through scripting languages based on Microsoft Active Scripting technology - JavaScript and VBScript with an SQL database that pulls directly from the MLS database. The parser in this case downloads messages from the DocLYNX Lite mail servers and processes them using a list of rules set up by on the website and the query. These rules consist of filters and processing components. When downloading a message, the parser checks whether it is to be processed or not using filters. If the message is to be processed, the parser adds it to processing queue. Upon completion of the working session with a mail server, the parser processes all the messages in the queue. Processing components are used to parse, modify, and store data from messages. In the case of DocLYNX Lite, all responses or messages will reflect the most recent real-time MLS data. An additional "drill-down" feature incorporated into this product allows clients to use the "Reply" e-mail function to find additional information in the MLS database, such as a more complete listing of the specific real-estate property.

Retrieval has become a Sub-Dealer for RIM (Research In Motion) allowing Retrieval to bundle DocLYNX Lite on the popular BlackBerry Handheld Wireless device. Along with the hardware, Retrieval also offers network connectivity through national carriers such as VoceStream, AT&T and others.

GoFigure(TM)

GoFigure Enterprise Edition is a fully integrated mobile sales force automation software application designed to work on the new RIM BlackBerry handheld devices. This application, which resides behind the corporate firewall, combines the simple and efficient Java 2 Micro Edition with a scalable robust server based application that can extract and manipulate sales, marketing and manufacturing data stored in corporate databases or in an ERP system.GoFigure allows the mobile sales professional to have real-time, intuitive mobile access to business critical information and product data that enhances sales opportunities, increases customer satisfaction and grows revenue faster and more profitably.

The GoFigure Enterprise Edition solution is targeted at manufacturing, distribution, construction and service industries. GoFigure is sold in either an ASP solution or as an enterprise server package with an annual per seat license and maintenance fee.

Java offers specific advantages for wireless users. It enables users to store information on the handheld without having to access a wireless network every time the same information is needed. Java also provides a feature-rich and open development platform for creating new applications.

Features:

* Generate a sales quotation for a specific customer that can be sent real-time via fax or email from the mobile device. * Check pricing and inventory on any product or part.
* Calculate multiple items with a discount structure to quote a multi-product price.
* Integrate with supply chain management software to quote lead-times and quantities of parts back-ordered.
* Quote recall functionality. Previously created quotes can be accessed for reference on an as-needed basis.
* View company or product wide sales promotions. Send company or product literature via email or fax.
* Sales promotion listing alert. Receive instant alerts when new sales promotions and special product offers are released to the field.

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

Status of Publicly Announced Products and Services

Qxprint[TM]: Version 1.0 released January 19, 2001. Version 1.5 released June 27, 2001 and is currently on the market.

DocLYNX7[TM]: Version 1.0 released October 23, 2001 is currently in continuing development and is being sold to the real estate industry and it has been packaged in a new product called Mobile Listing Advantage, which is being offered to RIM and Re/Max under the proposed agreements.

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

Cost of Software Development

For fiscal year 2002, the Company expended $257,500 on software development efforts. At the current time, none of the costs associates with software development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

At September 30, 2002, the Company employed thirteen (13) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2002 fiscal year ended September 30, 2002, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company has intends to make application to NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, if approved, permits price quotation for the Company's shares to be published by such service.

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

As of September 30, 2002, there were three hundred thirty-two (332) holders of record of the Company's common stock.

As of September 30, 2002, the Company had 16,499,847 shares of its common stock issued and outstanding, all of which were restricted Rule 144 shares and none of which were free-trading. Of the Rule 144 shares, 2,620,000 shares have been held by affiliates of the Company for more than one (1) year.

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

Results of Operations - For the Year Ended September 30, 2002 and September 30, 2001

Revenues

Revenues for the twelve months ended September 30, 2002 were approximately $6,500 compared to $0 for the twelve months ended September 30, 2001. All revenues were earned and recorded during the three months ended September 30, 2002 and represent sales of hardware equipment. At a future time, the equipment will be provisioned to run the Company's developed software solutions. The company has faced continued delays in the releasing of the new products which were designed for use with the new RIM equipment. Despite the lack of significant revenues, the company is continuing its launch of the new products.

Operating Costs and Operating Losses

Operating costs for the twelve months ended September 30, 2002 were $3,539,934, compared to $3,360,763 for the twelve months ended September 30, 2001, or an increase of $179,171 (5%). Amortization of development costs, $1,039,851, for the twelve months ended September 30, 2002 compared to $519,931 for the twelve months ended September 30, 2001 accounted for the overall increase in operating costs. Exclusive of the amortization of development costs, operating costs for the twelve months ended were $2,800,083 compared to $2,840,833 for the twelve months ended September 30, 2001, or a decrease of $341,730 (14%).

Operating costs for the three months ended September 30, 2002 were $795,612 compared to $1,177,041 for the three months ended September 30, 2001, or a decrease of $381,4300(33%). Amortization of development costs included in the three September 30, 2002 operating costs are $259,963 compared to $259,966 for the three months ended September 30, 2001. Exclusive of the amortization of development costs, operating costs for the three months ended September 30, 2002 were $535,649 compared to $917,076 for the three months ended September 30, 2001 or a decrease of $581,351 (42%).

Operating losses for the twelve months ended September 30, 2002 were $3,686,998 compared to $3,512,024 for the twelve months ended September 30, 2001, or a increase of $174,985 (5%). Excluding amortization of development costs, $1,039,851 and $519,931 for September 30, 2002 and 2001 respectively, operating losses for the twelve months ended September 30, 2002 were $2,647,147 compared to $2,992,082 for the twelve months ended September 30, 2001, or a decrease of $344,935 (12%)

Operating losses for the three months (3) ended September 30, 2002 were $893,652 compared to $1,330,171 for the three months ended September 30, 2001 or a decrease of $436,519 (33%). Excluding the amortization of development costs, $259,963 and $259,966 for September 30, 2002 and 2001, respectively, operating losses for the three months ended September 30, 2002 were $633,689 compared to $1,070,205 for the three months ended September 30, 2001, or a decrease of $436,516 (41%).

During the year ended September 30, 2002, the Company made considerable efforts to reduce, and in some instances, eliminate costs. Although there were cost increases, in employee benefits (70%) and rent expenses (47%), the company was able to reduce travel and entertainment (44%), consulting fees (21%) and professional fees (29%), which significantly compensated for the cost increases. Although the delay in achieving revenues has been hampered by other outside forces, the Company is committed to continuing its efforts to significantly reduce expenditures and direct its efforts to streamline the infrastructure to provide the maximum profit potential as revenues are achieved.

Assets and Liabilities

At September 30, 2002 total assets were $1,830,025 compared to $2,984,168 for the same period end September 30, 2001. Assets consisted primarily of Property and Equipment and Software Development Costs. The decrease in the asset value, $1,154,143 is primarily due to the amortization of development costs of $1,039,851.

At September 30, 2002, total liabilities were $843,711 compared to $863,814 for the year ended September 30, 2001. Liabilities consisted of accounts payable to shareholders and related parties and notes payable to shareholders and related parties, with accrued interest. During the year ended September 30, 2002, the Company accepted $297,000 from officers and shareholders of the Company. In return, each received Promissory Notes, maturing at various dates, with interest ranging from eight percent (8%) to fifteen percent (15%). Some of the promissory notes are convertible into shares of the Company's restricted common stock, at a price of $0.50 per share. During the year ended September 30, 2002, only one shareholder has converted their promissory note into common stock of the Company.

Stockholders' Equity

Stockholders' equity was $916,314 for the year ended September 30, 2002 compared to $2,120,324 as of September 30, 2001.

Liquidity of Capital Resources

At September 30, 2002 the Company had negative working capital of $793,397compared to negative working capital of $857,487 for the period ended September 30, 2001.The decrease in working capital is a result of the continued efforts to build an infrastructure for marketing, advertising and distribution.

Operating Activities

For the year ended September 30, 2002, net cash used by the operating activities was$2,666,457 compared to $2,562,945 for the period ended September 30, 2001. The Company has continued its efforts to build the corporate infrastructure in research and product development and the marketing and distribution of new products developed for the Real Estate and Alarm industries.

Financing Activities

For the year ended September 30, 2002, the Company issued 3,138,181 shares of the Company's restricted common stock for which the Company received $2,175,045, net of offering costs of $602,386. All funds were used as working capital to continue research and development activities and the launching of two additional products, DocLynxLite and Go Figure.

In July 2001, the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, converted to common stock in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. At maturity, the holder had the option to:
i) request repayment of all principal and interest, (ii) convert all of the principle and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest on each note to June 30, 2002. In May, 2002, Robert and Nancy Zivitz, converted the principal amounts of the notes, $100,000 and $50,000, respectively, into 300,000 shares of restricted common stock of the company. The interest accrued on the notes, of approximately $23,000 and approximately an additional $77,000 of cash wwas received, for which a subsequent note was issued, in the amount of $100,000.

In June, 2002 an officer and shareholder of the corporation issued a note to the company in the amount of $50,000, payable on demand, with an annual interest rate of eight (8%) percent. The note carries no conversion privileges.

In July, 2002, two officers and shareholders of the corporation issued notes to the Company in the amounts of $50,000, $5,000 and $15,000, payable on demand, with an interest rate of eight (8%) percent. The notes carry no conversion privileges.

In August 2002, shareholders of the corporation executed two convertible promissory notes in the amounts of $150,000 and $40,000. Each note matured during September 2002. The terms and conditions of the notes provide for the conversion of the principle, interest or any portion thereof, at the discretion of the note holder, into common stock of the corporation at a price of Fifty Cents ($.50) per share, and one increased from an interest rate of Ten (10%) to Fifteen (15%) percent. The notes have been extended to November 30, 2002.

In September, 2002, officers and shareholders of the corporation issued a notes to the company in the amounts of $16,000 and $20,000, payable on demand, with an interest rate of eight (8%) percent and twelve (12%) percent, respectively.

Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                     Years Ended September 30, 2002 and 2001
                and Period September 8, 1999 (Date of Inception)
                           through September 30, 2002

                          Independent Auditors' Report



                                    Contents


Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet..............................................F-2
    Consolidated Statements of Operations...................................F-3
    Consolidated Statements of Changes in Stockholders' Equity..............F-4
    Consolidated Statements of Cash Flows..................................F-12
    Notes to Consolidated Financial Statements.............................F-13

                          Independent Auditors' Report


Board of Directors
RDC International, Inc. and Subsidiaries
   (A Development Stage Enterprise)
Sarasota, Florida

We  have   audited  the   accompanying   consolidated   balance   sheet  of  RDC
International, Inc. and Subsidiaries (a development stage enterprise) as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002. These consolidated financial statements are the responsibility of the management of RDC International, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred operating losses of approximately $8,164,000 since inception, has used approximately $5,414,000 of cash in operations since inception, and has negative working capital of approximately $793,000 as of September 30, 2002. In addition, the Company has approximately $290,000 of notes payable currently in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RDC International, Inc. and Subsidiaries (a development stage enterprise) as of September 30, 2002 and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company
Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 6, 2003

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                               September 30, 2002

Assets
Current assets:
    Cash                                                                        $        13,478
    Employee advances                                                                     7,739
    Prepaid expenses and other current assets                                            29,077
                                                                                ---------------
Total current assets                                                                     50,294
                                                                                ---------------

Property and equipment, net of accumulated depreciation                                 203,938
                                                                                ---------------

Other assets:
    Software, net of accumulated amortization                                         1,559,777
    Other                                                                                16,016
                                                                                ---------------
Total other assets                                                                    1,575,793
                                                                                ---------------

                                                                                $     1,830,025

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                                     $       110,486
    Accounts payable, stockholders and related parties                                   81,259
    Notes payable, stockholders and related parties                                     446,000
    Accrued payroll and payroll taxes                                                   189,549
    Other accrued expenses                                                               16,417
                                                                                ---------------
Total current liabilities                                                               843,711
                                                                                ---------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares authorized;
         16,499,847 shares issued and outstanding                                         1,650
    Additional paid-in capital                                                        9,451,333
    Deferred offering costs                                                            (302,553)
    Deficit accumulated during development stage                                     (8,164,116)
                                                                                ---------------
Total stockholders' equity                                                              986,314
                                                                                ---------------

                                                                                $     1,830,025



                  The accompanying notes are an integral part
                   of the consolidated financial statements.
                                                                             F-2

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations


                                                                                            Period September 8, 1999
                                                                Year Ended                    (Date of Inception)
                                                               September 30,                       through
                                                   -----------------------------------          September 30,
                                                         2002                2001                    2002
                                                   ----------------------------------------------------------------

Sales                                              $         6,501                             $         6,501

Cost of sales                                                5,396                                       5,396
                                                   ----------------------------------------------------------------

Gross profit                                                 1,105                                       1,105

Operating costs and start-up expenses                    3,539,934     $     3,360,764               7,865,803
                                                   ----------------------------------------------------------------

Net loss from operations                                (3,538,829)         (3,360,764)             (7,864,698)

Other income                                                 2,501               7,156                   9,657

Interest expense                                          (150,670)           (158,405)               (309,075)
                                                   ----------------------------------------------------------------

Net loss                                           $    (3,686,998)    $    (3,512,013)        $    (8,164,116)
                                                   ================================================================

Net loss per share                                 $          (.24)    $          (.30)        $          (.72)
                                                   ================================================================

Weighted average number of
    common shares                                       15,673,738          11,889,903              11,266,715
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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002


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

                           (189,080)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002

                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
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

                                                                     79,121

                                                                     20,879

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002

                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Issuance of common stock for marketing
    services, June 2002                                                10,000                  1              9,999
Issuance of common stock and warrants at
    $1.00 per share for cash, August 2002                              25,000                  3             24,997
Offering costs
Intrinsic value of beneficial conversion feature
    on convertible debt, August 2002                                                                         11,600
Issuance of detachable warrants in connection
    with convertible debt, August 2002                                                                       11,524
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2002                                        16,499,847        $     1,650       $  9,451,333
                                                                ===================================================















                  The accompanying notes are an integral part
                   of the consolidated financial statements.
                                                                            F-10

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
                                                                     10,000

                                                                     25,000
                                                (10,050)            (10,050)

                                                                     11,600

                                                                     11,524
      (3,686,998)                                                (3,686,998)
---------------------------------------------------------------------------
$     (8,164,116)     $             0      $   (302,553)      $     986,314
===========================================================================

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                             Period September 8, 1999
                                                                          Year Ended            (Date of Inception)
                                                                        September 30,                 through
                                                            ------------------------------           September 30,
                                                                   2002           2001                   2002
                                                            -------------------------------------------------------
Operating activities
    Net loss                                                $  (3,686,998)   $  (3,512,013)       $  (8,164,116)
                                                            -------------------------------------------------------
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Depreciation                                           165,466          117,494              282,962
           Amortization of software                             1,039,851          519,931            1,559,782
           Amortization of discounts on notes payable             123,124          150,000              273,124
           Write-off of deferred offering costs                                    201,524              201,524
           Common stock issued for services                        10,000                                10,000
           Increase in employee receivables                        (5,539)          (2,200)              (7,739)
           (Increase) decrease in prepaids and other assets       (26,127)           2,384              (45,093)
           (Decrease) increase in accounts payable and
               accrued expenses                                  (286,234)         (40,065)             477,357
                                                            -------------------------------------------------------
    Total adjustments                                           1,020,541          949,068            2,751,917
                                                            -------------------------------------------------------
    Net cash used by operating activities                      (2,666,457)      (2,562,945)          (5,412,199)
                                                            -------------------------------------------------------

Investing activities
    Acquisition of equipment                                       (7,222)        (446,752)            (485,281)
    Development of software                                                     (3,069,552)          (3,069,552)
                                                            -------------------------------------------------------
    Net cash used by investing activities                          (7,222)      (3,516,304)          (3,554,833)
                                                            -------------------------------------------------------

Financing activities
    Collection of stock subscription                                               410,565
    Proceeds from issuance of notes payable                       424,483          153,000              668,483
    Payments on notes payable                                      (3,000)        (120,647)            (123,647)
    Proceeds from issuance of common stock                      2,828,181        5,700,014            9,063,272
    Deferred offering costs                                      (563,699)         (63,900)            (627,598)
                                                            -------------------------------------------------------
    Net cash provided by financing activities                   2,685,965        6,079,032            8,980,510
                                                            -------------------------------------------------------

Net increase (decrease) in cash                                    12,286             (217)              13,478

Cash at beginning of year/period                                    1,192            1,409
                                                            -------------------------------------------------------

Cash at end of year/period                                  $      13,478    $       1,192        $      13,478
                                                            =======================================================

Supplemental disclosures of cash flow information
and noncash investing and financing activities:
        Cash paid during the period for interest            $      21,581    $      10,291        $      31,782
                                                            =======================================================

    At September 30, 2002, accounts payable included $48,737 due for offering costs.

    During the year ended September 30, 2002, the Company amortized $472,070 of deferred offering costs in connection with the issuance of debt.

    During the year ended September 30, 2002, the Company issued 300,000 shares of common stock in satisfaction of notes payable in the amount of $150,000.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.
                                                                            F-12

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



Supplemental disclosures of cash flow information (continued):

     During the year ended September 30, 2002, the Company exchanged $21,517 of accrued liabilities for $21,517 of convertible notes payable.

     During the year ended September 30, 2002, the Company recorded a discount on debt of $123,124 based on the fair value of the associated warrants and beneficial conversion features.

     During the year ended September 30, 2002, stockholders forgave debt owed to them by the Company in the amount of $54,119.

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















                  The accompanying notes are an integral part
                   of the consolidated financial statements.
                                                                            F-13

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $8,164,000 since inception, has used approximately $5,414,000 of cash in operations, and has negative working capital of approximately $793,000 as of September 30, 2002. In addition, since inception the Company has approximately $290,000 of notes payable currently in default. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised approximately $200,000 by means of a private placement offering subsequent to year-end. This offering consisted of 5,500,000 shares of common stock with each share valued at $1.00. Investors purchasing 100,000 to 300,000 shares will be issued warrants to purchase 25 percent of the shares purchased at an exercise price of $1.50. Investors purchasing more than 300,000 shares will be issued warrants to purchase an additional 50 percent of the shares at an exercise price of $1.50. Management presently believes that the funds raised from the Private Placement Offering, the issuance of notes payable, and sales from operations will be adequate to fund operations for the next 12 months, although no assurance can be given regarding these matters.


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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



3.   Significant Accounting Policies (continued)

     Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

     The Company  accounts for software  development  costs in  accordance  with
     Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." On October 1, 2000, the Company met technological feasibility as defined by SFAS No. 86 and began to capitalize software costs. Per SFAS No. 86, costs shall be capitalized until the product is available for general release to customers. The Company's software was released and available for sale on April 1, 2001. The Company capitalized costs of approximately $3,120,000. Annual amortization of these costs shall be the greater of the amount computed using the ratio that current gross revenues of the product bear to total current and estimated revenues for the product or the straight-line method over the remaining estimated economic life of the product. For the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002, costs were amortized using the straight-line method over the remaining economic life of the product, which is three years. Amortization expense for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to $1,039,851, $519,931; and $1,559,782, respectively.

     The Company follows Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Term Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



3.   Significant Accounting Policies (continued)

     determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs for direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to $22,031; $24,717; $116,005, respectively. There was no direct-response advertising during any of the periods presented.

     Research and development costs are charged to operations when incurred. The amounts charged for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to approximately $0, $0, and $199,000, respectively.

     In connection with the Company's private placements, offering costs are deferred and offset against the proceeds of the offering or expensed if the offering is unsuccessful. Offering costs expensed for the years ended September 30, 2002 and 2001, and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to $0, $201,524, and $201,524, respectively.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



3.   Significant Accounting Policies (continued)

     The Company records the intrinsic value of the beneficial conversion feature of convertible debentures as additional paid-in capital and amortizes the interest over the life of the debenture.

     Loss per share is based on the weighted average number of common shares outstanding. All loss per share amounts in the consolidated financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Potential securities were not considered in the calculation since their effect would be anti-dilutive.

     Carrying amounts of certain of the Company's financial instruments, including cash and other accrued liabilities, approximate fair value because of their short maturities. The fair value of the Company's notes payable, stockholders and related parties, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     The Financial Accounting Standards Board issued Statement No. 123 (FASB No.
     123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. FASB No. 123 provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No.
     25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB No. 123.

     Certain minor reclassifications have been made in the 2001 financial statements to conform to the classifications used during 2002.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



4.   Property and Equipment

Property and equipment at September 30, 2002 consist of:

        Leasehold improvements                       $    29,889
        Equipment                                        379,869
        Furniture and fixtures                            77,142
                                                     -----------
                                                         486,900
        Less accumulated depreciation                    282,962
                                                     -----------
                                                     $   203,938


5.   Notes Payable - "Stockolders and Related Parties

Notes payable at September 30, 2002 consist of:

Convertible notes payable, stockholders;  interest increased to 15% subsequent to year-end; payable at maturity; due date
extended  to  November  30,  2002;   currently  in  default;
unsecured  (the note holder has the option to convert all or a  portion  of the note and  accrued  interest  into  common stock; the conversion rates range between $.50 and $1.00 per
share)                                                           $    140,000

Note payable,  stockholders;  interest at 15.0%;  payable at maturity;  due date extended to November 30, 2002; currently
in default; unsecured                                                 150,000

Notes  payable,  stockholders;  interest  at  8.0%;  due  on
demand; unsecured                                                     136,000

Note  payable,  related  party;  interest  at 12.5%;  due on
demand; unsecured                                                      20,000

                                                                 ------------
            Amount Currently Due                                 $    446,000
                                                                 ============

The Company issued convertible notes totaling $140,000. Upon issuance, the Company incurred a debt discount in the amount of $123,124 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants described in Note 6. This discount was amortized over the original life of the notes, which originally ranged between one to three months. As of September 30, 2002, the debt discount is fully amortized.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



5.   Notes Payable (continued)

The terms and amounts of the above notes payable are not necessarily indicative of the terms that would have been incurred or agreed had comparable transactions been entered into with independent parties.

On July 16, 2002, the Company signed a letter of intent to obtain a guarantee of an unrelated company who would pledge up to $4,000,000 of investments as collateral to assist the Company in obtaining a loan. In exchange for the guarantee, the Company will issue preferred stock for a 15 percent equity position in the Company to the guarantor. Upon final execution of the agreement, the value of the guarantee, based on the value of the underlying stock issued, will be recorded as an intangible asset and will be amortized over the estimated duration of the available guarantee.

In addition to the stock issued, the Company is also obligated to pay the guarantor a one time flat fee of $80,000, as well as $37,000 per year in account set-up and escrow fees, and a one percent annual maintenance fee based on the value of the collateral.

The Company signed an agreement on September 30, 2002, but has been unable to execute the agreement with the guarantor. The Company is uncertain if it has the ability to guarantee the financing that it is trying to obtain. Therefore, the Company has not issued the preferred stock or obtained any financing with the guarantee.


6.   Warrants

In connection with the issuance of $140,000 of convertible  debt as described in
Note 5, $32,403 of the proceeds have been allocated to the detachable stock warrants. Upon surrender of warrants, the holder is entitled to purchase 73,000 shares of the Company's common stock. The exercise price ranges between $.25 per share and $1.50 per share. The warrants expire on January 31, 2004.

At September 30, 2002, the Company had outstanding warrants to purchase 3,033,125 shares of the Company's common stock at prices ranging from $.25 to $1.50 per share. The warrants became exercisable during 2002 and 2001 and expire on various dates through 2003.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



7.   Commitments and Contingencies

The Company entered into employment agreements with two of its officers. Under the terms of these agreements, the Company is obligated to pay these individuals a base salary totaling $403,000 per year during 2002 and 2003.

In addition, if the Company achieves certain revenue levels, the Company is obligated to pay bonuses to the officers. These bonuses range from $25,000 to $150,000, plus 250,000 shares or options. If these officers are terminated without just cause, the Company must pay them an amount equal to one year of their base salary. If the Company is acquired and the new owners want to replace these officers, the Company must pay them an amount equal to two years of their base salary.

The Company rents its operating facilities under a lease expiring in the year 2006. The lease contains scheduled annual increases in rent over the lease term. The following is a schedule of the future payments required under this lease:

         Year Ending
        September 30,
             2003                 $164,164
                                  ========
             2004                 $171,028
                                  ========
             2005                 $177,892
                                  ========
             2006                  $14,892
                                  ========

Rent expense amounted to $175,996, $119,396, and $316,998 for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002, respectively.


8.   Related Party Transactions

During the year ended September 30, 2002, various stockholders and other related parties performed services and advanced funds to the Company. Included in the Company's consolidated financial statements is $81,259 owed to these stockholders and other related parties at September 30, 2002. This amount is unsecured and is non-interest bearing.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002



9.   Income Taxes

Temporary differences giving rise to the deferred tax asset consist primarily of loss carryforwards of approximately $7,500,000, which may be applied against future taxable income, approximately $10,000 of net start-up expenses amortizable for tax purposes over five years, and approximately $624,000 of software amortization to be deducted in future years. These differences give rise to deferred tax assets at September 30, 2002 of approximately $3,053,000. The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

The loss carryforward expires beginning in September 2019.


10.  Stock Option Plan

On October 1, 2001, the Company adopted a Board of Directors stock option plan. Under the plan, each Board member, excluding those employed by the Company, shall be granted the option to purchase 50,000 shares of the Company's common stock at a price equal to 25 percent of the market price at the grant date. A maximum of 50 percent of the option is exercisable after each Board member's first year anniversary. The remaining 50 percent is exercisable after the Board Member's second year anniversary. The option expires on the Board member's third anniversary.

No options have been granted under the plan as of September 30, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                    Age      Position(s) with Company
---------------        -----     ---------------------------------------
John Harkola            50       Chairman, Chief Executive Officer
Anthony Cella           57       Chief Financial Officer, Vice-Chairman
Clifford Tager          44       Secretary, Director
Ben Dickens             50       Director
Donald Mintmire         58       Director
Alan Reiter             50       Director
Brad Vossler            46       Director

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

Item 10. Executive Compensation

Name and               Year     Annual         Annual      Annual       LT            LT            LTIP         All Other
Post                            Comp           Comp        Comp         Comp         Comp           Payouts      (1)
                                Salary         Bonus       Other        Rest         Options
                                   (1)         ($)                      Stock
=================== = ======== ============== =========== ============ ============ ============== ============ =============
John Harkola,         1999     $9,200
Chairman,
and CEO               2000     $110,000                                                                         $26,992
                                                                                                                (relocation)
                      2001     $160,000                       $12,000                                           $849
                                                                   (2)                                          (expenses)
                      2002     $189,750                                                $12,000                  $2,963
-------------------
Anthony               1999     $0
Cella, Vice-
Chairman and          2000     $80,000                                                                          $6,909
Director                                                                                                        (expenses)
                      2001     $160,000                       $12,000                                           $585
                                                                   (2)                                          (expenses)
                      2002     $182,500                                                $12,000                  $6,070
-------------------
Clifford              1999     $0
Tager,
Secretary and         2000     $0                                                                               $51,750
Director                                                                                                        (legal fees)
                      2001     $0

                      2002     $0                                                                               $44,404
                                                                                                                 (legal fees)
-------------------
Benjamin              1999     $0
Dickens,
Director              2000     $0

                      2001     $0                                                                               $2,700
                                                                                                                (expenses)
                      2002     $0                                                                               $2,700
                                                                                                                (expenses)
-------------------
Donald F.             1999     $0
Mintmire,
Director              2000     $0
                                                                                                                $36,000
                      2001     $0                                                                               (legal fees)
                      2002     $0                                                                               $111,774
                                                                                                                (legal fees)
-------------------
Alan Reiter,          1999     $0
Director
                      2000     $0

                      2001     $0                                                                               $40,692(3)
                                                                                                                (consulting)
                      2002     $0                                                                               $15,492
                                                                                                                (consulting)
-------------------
Brad Vossler,         1999     $0
Director
                      2000     $0

                      2001     $0                                                                               $20,000(4)
                                                                                                                (consulting)
                      2002     $0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of September 30, 2002, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.


Name and Address of           Title of     Amount and Nature of     Percent of
Beneficial Owner                 Class      Beneficial Owner          Class
--------------------------------------------------------------------------------

John Harkola                  Common           1,265,000            7.7%

Anthony Cella                 Common             385,000            2.3%

Clifford Tager                Common             330,000            2.0%

Benjamin Dickens              Common                   0              0%

Donald F. Mintmire            Common                   0              0%

Alan Reiter                   Common              40,000            0.2%

Brad Vossler                  Common             600,000            3.6%

All Executive Officers and    Common           2,620,000           15.9%
Directors as a Group
(Seven (7) persons)
-------------------

(1) The address for each of the above is c/o RDC International, Inc. 1819 Main Street, Suite 702, Sarasota, FL 34236.

There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

In June and July 2002, Anthony A. Cella, the Company's current Chief Financial Officer, lent the Company a combined $105,000. The indebtedness is evidenced by three promissory notes, all payable on demand and all of which accrue interest at a rate of eight percent per annum.

In July and September 2002, John Harkola, the Company's current Chief Executive Officer, lent the Company a combined $31,000. The indebtedness is evidenced by two promissory notes, both of which are payable on demand and both of which accrue interest at a rate of eight percent per annum.

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

10.6     [4]      Master Service Agreement between Retrieval Dynamics Corporation and Phone
                  Online, Inc. dated October 2000.

10.7     [4]      Lease Agreement between Retrieval Dynamics Corporation and Osprey, S.A., Ltd.
                  dated November 2000.

10.8     [4]      Option Agreement between the Company and Quantam Financial Management
                  Company.

10.9     [5]      Wireless Service Internet Agreement between Retrieval Dynamics Corporation and
                  Sprint Spectrum, L.P. dated July 30, 2001.

10.10    [6]       Equity Financing Agreement between the Company and Unicorn Capital
                  Investments Limited and related documents.

10.11    [6]       Sub-Dealer Agreement, Sub-Dealer Supply Agreement and related documents between the Company and VoiceStream Wireless Corporation and Research In Motion Corporation.

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

[6] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 16, 2002.

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

                             RDC International, Inc.
                            ------------------------
                                  (Registrant)


Date: January 13, 2003     By:/s/ John Harkola
                            -----------------------------------------
                            John Harkola, Chairman and CEO

                            By:/s/ Anthony Cella
                            -----------------------------------------
                            Anthony Cella, CFO and Vice-Chairman

                            By:/s/ Clifford Tager
                            -----------------------------------------
                            Clifford Tager, Secretary and Director

                            By:/s/ Benjamin Dickens
                            -----------------------------------------
                            Benjamin Dickens, Director

                            By:/s/ Donald F. Mintmire
                            -----------------------------------------
                            Donald F. Mintmire, Director

                            By:/s/ Alan Reiter
                            -----------------------------------------
                            Alan Reiter, Director

                            By:/s/ Brad Vossler
                            -----------------------------------------
                            Brad Vossler, Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                      Date

/s/ John Harkola                    Chairman and CEO           January 13, 2003
-----------------------------
John Harkola

/s/ Anthony Cella                   CFO and Vice-Chairman      January 13, 2003
-----------------------------
Anthony Cella

/s/ Clifford Tager                  Secretary and Director     January 13, 2003
-----------------------------
Clifford Tager

/s/ Benjamin Dickens                Director                   January 13, 2003
-----------------------------
Benjamin Dickens

/s/ Donald F. Mintmire              Director                   January 13, 2003
-----------------------------
Donald F. Mintmire

/s/ Alan Reiter                     Director                   January 13, 2003
-----------------------------
Alan Reiter

/s/ Brad Vossler                    Director                   January 13, 2003
-----------------------------
Brad Vossler

I, John Harkola, certify that:

1.  I have reviewed this annual report on Form 10-KSB of RDC International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003


/s/ John Harkola
-----------------------------------------
John Harkola
Chief Executive Officer (or equivalent)

I, Anthony Cella, certify that:

1. I have reviewed this annual report on form 10-KSB of RDC International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003



/s/ Anthony Cella
---------------------------------------
Anthony Cella
Chief Financial Officer (or equivalent)