Form 10QSB
period 2002-12-31
RDC INTERNATIONAL INC
filed 2003-02-19
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2002

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

                                                    Name of each exchange on
  Title of each class                                which registered

      None                                                   None
---------------------------                         ----------------------------

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.0001 par value
                             ---------------------
                                (Title of class)

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

        Yes [X]   No [_]

As of December 31, 2002, there were 16,693,847 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements



                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                      As of December 31, 2002 (Unaudited),
                       the Three Months Ended December 31,
                           2002 and 2001 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)



Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-2

    Consolidated Statements of Operations....................................F-3

    Consolidated Statements of Changes in Stockholders' Equity...............F-4

    Consolidated Statements of Cash Flows....................................F-8

    Notes to Consolidated Financial Statements..............................F-10

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                December 31, 2002
                                   (Unaudited)


Assets
Current assets:
    Cash                                                                        $       73,573
    Employee advances                                                                    3,300
    Prepaid expenses and other current assets                                           20,424
                                                                                --------------
Total current assets                                                                    97,297
                                                                                --------------

Furniture and equipment, net of accumulated depreciation                               162,420
                                                                                --------------

Other assets:
    Software, net of accumulated amortization                                        1,299,814
    Other                                                                               16,016
                                                                                --------------
Total other assets                                                                   1,315,830
                                                                                --------------

                                                                                $    1,575,547


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                                     $      135,147
    Accounts payable, stockholders and related parties                                  86,635
    Notes payable, stockholders and related party                                      277,900
    Convertible notes payable, stockholders, net of
        unamortized discount of $11,940                                                348,060
    Accrued payroll and payroll taxes                                                  317,518
    Other accrued expenses                                                              33,584
                                                                                --------------
Total current liabilities                                                            1,198,844
                                                                                --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 16,693,847 shares issued and outstanding                             1,669
    Additional paid-in capital                                                       9,454,401
    Deferred offering costs                                                            (64,939)
    Deficit accumulated during development stage                                    (9,014,428)
                                                                                --------------
Total stockholders' equity                                                             376,703
                                                                                --------------

                                                                                $    1,575,547


The accompanying notes are an integral
part of the consolidated financial statements.                               F-2

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                             Period September 8,
                                                         Three Months Ended                     1999 (Date of
                                                              December 31,                    Inception) through
                                                   ---------------------------------             December 31,
                                                         2002               2001                    2002
                                                   ----------------------------------------------------------------
                                                      (Unaudited)         (Unaudited)            (Unaudited)

Sales                                              $        2,233      $                       $        8,734

Cost of sales                                               1,636                                       7,032
                                                   ----------------------------------------------------------------

Gross profit                                                  597                                       1,702

Operating costs and start-up expenses                     764,823      $     873,518                8,630,626
                                                   ----------------------------------------------------------------

Net loss from operations                                 (764,226)          (873,518)              (8,628,924)

Other income                                                                                            9,657

Interest expense                                          (86,086)            (6,932)                (395,161)
                                                   ----------------------------------------------------------------

Net loss                                           $     (850,312)     $    (880,450)          $   (9,014,428)
                                                   ================================================================

Net loss per share                                 $         (.05)     $        (.06)          $         (.77)
                                                   ================================================================

Weighted average number of
    common shares                                      16,517,054         14,111,468               11,665,914
                                                   ================================================================










The accompanying notes are an integral
part of the consolidated financial statements.                               F-3

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2002 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)


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

                           (189,080)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2002 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)



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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2002 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)



                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2001                                        13,361,666              1,336          6,758,293
Issuance of common stock and warrants at $1
    per share for cash, October 2001                                  274,400                 27            274,373
Issuance of common stock and warrants at $1
    per share for cash, November 2001                                 701,500                 70            701,430
Issuance of common stock and warrants at $1
    per share for cash, December 2001                                 811,081                 81            811,000
Offering costs, December 2001
Amortization of offering costs, December 2001                                                              (441,801)
Issuance of common stock and warrants at $1
    per share for cash, January 2002                                  485,500                 49            485,451
Issuance of common stock and warrants at $1
    per share for cash, February 2002                                 485,700                 49            485,651
Issuance of common stock and warrants at $1
    per share for cash, March 2002                                     45,000                  4             44,996
Offering costs, March 2002
Amortization of offering costs, March 2002                                                                 (249,210)
Stockholder forgiveness of debt, March 2002                                                                  54,119
Issuance of common stock for settlement of notes
    payable, May 2002                                                 300,000                 30            149,970
Offering costs
Intrinsic value of beneficial conversion feature on
    convertible debt, May 2002                                                                               79,121
Issuance of detachable warrants in connection with
    convertible debt, May 2002                                                                               20,879


The accompanying notes are an integral
part of the consolidated financial statements.

  Deficit
Accumulated
  During                                   Deferred
Development                Stock           Offering
   Stage              Subscription            Costs               Total
---------------------------------------------------------------------------
                                                201,524             201,524
     (3,512,013)                                                 (3,512,013)
---------------------------------------------------------------------------
     (4,477,118)                  0            (162,187)          2,120,324

                                                                    274,400

                                                                    701,500

                                                                    811,081
                                               (377,396)           (377,396)
                                                441,801

                                                                    485,500

                                                                    485,700

                                                                     45,000
                                               (218,240)           (218,240)
                                                249,210
                                                                     54,119

                                                                    150,000
                                                 (6,750)             (6,750)

                                                                     79,121

                                                                     20,879

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2002 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)



                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Issuance of common stock for marketing
    services, June 2002                                                10,000                  1              9,999
Issuance of common stock and warrants at
    $1 per share for cash, August 2002                                 25,000                  3             24,997
Offering costs
Amortization of offering costs                                                                              (11,034)
Intrinsic value of beneficial conversion feature
    on convertible debt, August 2002                                                                         11,600
Issuance of detachable warrants in connection
    with convertible debt, August 2002                                                                       11,524
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2002                                        16,499,847              1,650          9,221,358
Deferred offering costs, December 2002
Issuance of common stock at $1 per share for
    cash, October 2002                                                 10,000                  1              9,999
Issuance of common stock at $1 per share for
    cash, December 2002                                               184,000                 18            183,982
Amortization of offering costs                                                                              (41,759)
Intrinsic value of beneficial conversion feature
    on convertible debt, December 2002                                                                       27,094
Issuance of detachable warrants in connection with
    convertible debt, December 2002                                                                           1,410
Issuance of rights to common stock shares in
    connection with convertible debt, December
    2002                                                                                                     52,317
Net loss for the period
                                                                ---------------------------------------------------
Balance, December 31, 2002                                         16,693,847        $     1,669       $  9,454,401
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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
                                                                     10,000

                                                                     25,000
                                                (10,050)            (10,050)
                                                 11,034

                                                                     11,600

                                                                     11,524
      (3,686,998)                                                (3,686,998)
---------------------------------------------------------------------------
      (8,164,116)                   0           (72,578)            986,314
                                                (34,120)            (34,120)

                                                                     10,000

                                                                    184,000
                                                 41,759

                                                                     27,094

                                                                      1,410


                                                                     52,317
        (850,312)                                                  (850,312)
---------------------------------------------------------------------------
$     (9,014,428)     $             0      $    (64,939)      $     376,703
===========================================================================

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows





                                                                                             Period September 8, 1999
                                                               Three Months Ended             (Date of Inception)
                                                                  December 31,                     through
                                                       ---------------------------------         December 31,
                                                              2002              2001                      2002
                                                       ------------------------------------------------------------
                                                         (Unaudited)      (Unaudited)                (Unaudited)
Operating activities
    Net loss                                           $     (850,312)    $     (880,450)        $  (9,014,428)
                                                       ------------------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                        41,518             40,915               324,480
           Amortization of software                           259,963            259,962             1,819,744
           Amortization of discounts on notes payable          68,880                                  342,004
           Write-off of deferred offering costs                                                        201,524
           Common stock issued for services                                                             10,000
           Decrease (increase) in:
               Employee receivables                             4,439               (850)               (3,300)
               Prepaids and other assets                        8,653            (15,833)              (36,440)
           Increase (decrease) in accounts
               payable and accrued expenses                   141,053           (509,642)              618,411
                                                       ------------------------------------------------------------
    Total adjustments                                         524,506           (225,448)            3,276,423
                                                       ------------------------------------------------------------
    Net cash used by operating activities                    (325,806)        (1,105,898)           (5,738,005)
                                                       ------------------------------------------------------------

Investing activities
    Acquisition of equipment                                                      (7,222)             (485,281)
    Development of software                                                                         (3,069,552)
                                                       ------------------------------------------------------------
    Net cash used by investing activities                                         (7,222)           (3,554,833)
                                                       ------------------------------------------------------------

Financing activities
    Proceeds from issuance of notes payable                   219,900                                  888,383
    Payments on  notes payable                                (28,000)            (3,000)             (151,647)
    Proceeds from issuance of common stock                    194,001          1,786,981             9,257,273
    Deferred offering costs                                                     (310,250)             (627,598)
                                                       ------------------------------------------------------------
    Net cash provided by financing activities                 385,901          1,473,731             9,366,411
                                                       ------------------------------------------------------------

Net increase in cash                                           60,095            360,611               73,573

Cash at beginning of period                                    13,478              1,192
                                                       ------------------------------------------------------------

Cash at end of period                                          73,573     $      361,803         $     73,573
                                                       ============================================================






The accompanying notes are an integral
part of the consolidated financial statements.                               F-8

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



                                                                                             Period September 8, 1999
                                                               Three Months Ended             (Date of Inception)
                                                                  December 31,                     through
                                                       ---------------------------------         December 31,
                                                              2002              2001                      2002
                                                       ------------------------------------------------------------
                                                         (Unaudited)      (Unaudited)                (Unaudited)

Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest       $           50     $            0         $      31,832
                                                       ============================================================




     At December 31, 2002, accounts payable included $34,120 due for offering costs.

During the three months ended December 31, 2002, the Company recorded a discount on debt of $2,820 based on the fair value of the associated warrants and beneficial conversion features.

During the three months ended December 31, 2002, the Company recorded a discount on debt of $78,000 based on the fair value of the associated right to common stock shares and beneficial conversion features.















The accompanying notes are an integral
part of the consolidated financial statements.                               F-9

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                      As of December 31, 2002 (Unaudited),
                       the Three Months Ended December 31,
                           2002 and 2001 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended December 31, 2002 and 2001 and the period September 8, 1999 (date of inception) through December 31, 2002, (b) the financial position at December 31, 2002, and (c) cash flows for the three-month periods ended December 31, 2002 and 2001 and the period September 8, 1999 (date of inception) through December 31, 2002, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made in the 2001 consolidated financial statements to conform to the classifications used in 2002.


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $9,014,000 since inception, has used approximately $5,738,000 of cash from operations since inception, and has negative working capital of approximately $1,101,000 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised approximately $222,000 by means of a private placement offering subsequent to December 31, 2002. This offering consisted of 5,500,000 shares of common stock with each share valued at $1.00. Investors and investor groups purchasing 100,000 to 300,000 shares will be issued warrants to purchase 25 percent of the shares purchased at an exercise price of $1.50. Investors and investor groups purchasing more than 300,000 shares will be issued warrants to

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                      As of December 31, 2002 (Unaudited),
                       the Three Months Ended December 31,
                           2002 and 2001 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2002 (Unaudited)



2.   Going Concern and Subsequent Event (continued)

purchase an additional 50 percent of the shares at an exercise price of $1.50. Management presently believes that the funds raised from the private placement offering and sales from operations will be adequate to fund operations for the next 12 months, although no assurance can be given regarding these matters.


3.   Equity and Debt

The Company issued $15,000 of convertible debt during the three months ended December 31, 2002. This note accrues interest at 12.5 percent and is due on demand. Along with the debt, the Company issued warrants to acquire 15,000 shares of the Company's stock at an exercise price of $1.50 per share. The warrants were valued at $1,410 and the intrinsic value of the conversion feature of the debt was valued at $1,410. These amounts have been allocated to interest expense since the notes are current and due on demand.

The Company also issued an additional $78,000 of convertible debt during the three months ended December 31, 2002. This note accrues interest at 10.0 percent and is due on demand. This debt is convertible into 156,000 shares of stock at the option of the debt holder. In connection with this debt, the Company issued the right to acquire 150,000 shares of stock valued at $52,317. The intrinsic value of the conversion feature of the debt was valued at $25,684. The intrinsic value has been allocated to interest expense since the notes are current and due on demand.

In addition to the convertible notes listed above, the Company issued notes payable totaling $126,000. These notes pay interest that range between 8.0 and
15.0 percent, are due on demand, and are unsecured.

At December 31, 2002, the Company had outstanding warrants to purchase 5,094,125 shares of the Company's common stock at prices ranging from $.25 to $1.50. The warrants became exercisable during 2002 and 2001 and expire on various dates through 2003.

At December 31, 2002, the Company had outstanding options to receive 175,000 shares of the Company's common stock at no cost. These options became available during December 2002 and expire during 2003.

Item 2. Management's Discussion and Analysis

General

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

In October, 2002, shareholders of the Company were issued convertible promissory notes in the amount of $100,000, $15,000 and $55,000, respectively. Each note has a maturity date of February 28, 2003, with extendable terms. These note bear interest at a rate of thirteen percent (13%) per annum and are convertible in whole or in part, into the common shares of the Company at a conversion price of fifty cents ($0.50) per share. For such offering, the Company relied upon the 506 Exemption, Section 11-51-308(1)(j) of the Colorado Code and Section 517.061(11) of the Florida Code.

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

In October 2002, John Harkola, the Company's current Chairman and Chief Executive Officer, was issued promissory notes in the amounts of $15,000 and $900, respectively. Each note bears interest at a rate of eight percent (8%) per annum. The notes are not convertible. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

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

Cahners In/Stat - Jan. 2003:

The market for Internet access devices (including personal computing devices, mobile phones, Internet-enabled set top boxes, Internet appliances, smart appliances and white goods) is expected to grow at an overall annual rate of 28.2%, in terms of units between 2001 and 2006. According to In-Stat/MDR, growth is expected to rise to over 790 million units in 2006 from about 226 million units in 2001. Although the PC and mobile phone segments represent the greatest percentage in terms of unit shipments, Internet appliances, which include Internet terminals and Tablet PCs, will have the highest CAGR over the period, with 74.3%

October 30, 2002 - Although the wireless data/Internet market has had to bear the brunt of some tough public criticism, it is steadily progressing, according to In-Stat/MDR. The high-tech market research firm reports that there are some very bright spots in the wireless data market. The availability of the proper infrastructure and color handsets, and the rollout of next generation services such as CDMA 1xRTT and General Packet Radio Service (GPRS), is aiding the market's growth. Overall, the messaging market (thanks to the newer Enhanced Messaging Service (EMS) and Multimedia Messaging Services (MMS) that support graphics and video) will continue to outstrip the wireless Internet market, in terms of subscribers, through 2006, growing from an estimated 305 million at the end of 2001 to more than 1 billion by the end of 2006. While smaller than the messaging market, the wireless Internet market is growing at the same pace.

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

The companies current application offerings are Qxprint(TM), Mobile Listing Advantage, powered by DocLYNX(TM), GoFigure(TM) and QxView

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

Mobile Listing Advantage(TM), powered by DocLYNX(TM)

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

Retrieval's patent pending technology platform is called DocLYNX(TM).

Mobile Listing Advantage(TM). It is a hosted wireless application targeting the real estate professionals, namely agents, brokers, and appraisers. Mobile Listing Advantage(TM) is an extremely easy to use and powerful application that allows portable access to the MLS database with their Wireless Handheld Device.

Currently Retrieval supports the BlackBerry family of wireless handheld devices. Support for other devices such as Palm and Handspring are scheduled for 2nd quarter 2003.

Because Mobile Listing  Advantage(TM)  is integrated  with the Multiple  Listing
Service database, the registration process will verify that the user is an actual licensed agent or broker. After registration, the realtor is assigned a secure user id and password to enter the protected area of the website. This includes a general "Account Management" page where the user can change billing and personal information; a "Request History" page that displays all requests made from the mobile device to the server so the agent can alleviate the hassle of re-querying the MLS database when they are on their PC; and a "Manage Request" page which allows the user to customize the output or content sent to their device. After customizing their web interface, the agent can then begin to use their wireless devices from the field to access real-time MLS data.

This application utilizes the simplicity of e-mail protocols. Passing commands through e-mail or SMS provides all the user functionality. After a command is sent from the pager to the DocLYNX(TM) server, it will be interpreted and a response sent back to the pager in a pre-defined format. This common off-the-shelf parser is integrated through scripting languages based on Microsoft Active Scripting technology - JavaScript and VBScript with an SQL database that pulls directly from the MLS database. The parser in this case downloads messages from the DocLYNX(TM) mail servers and processes them using a list of rules set up by on the website and the query. These rules consist of filters and processing components. When downloading a message, the parser checks whether it is to be processed or not using filters. If the message is to be processed, the parser adds it to processing queue. Upon completion of the working session with a mail server, the parser processes all the messages in the queue. Processing components are used to parse, modify, and store data from messages. In the case of Mobile Listing Advantage(TM), all responses or messages will reflect the most recent real- time MLS data. An additional "drill-down" feature incorporated into this product allows clients to use the "Reply" e-mail function to find additional information in the MLS database, such as a more complete listing of the specific real-estate property.

Retrieval  has  become  a  Sub-Dealer  for RIM  (Research  In  Motion)  allowing
Retrieval to bundle Mobile Listing Advantage(TM) on the popular BlackBerry Handheld Wireless device and sell the service as a "Bundled Solution". Along with the hardware, Retrieval also offers network connectivity through national carriers such as T-Mobile, Nextel, AT&T and others.

Retrieval has been selected as a "preferred vendor" for a national real estate brokerage firm allowing the company to co-market Mobile Listing Advantage(TM) directly to its 75,000 members throughout the United States and Canada.

GoFigure(TM)

GoFigure(TM) Carrier Edition is a J2ME MIDP (Mobile Information Device Profile) form based application that allows mobile sales professionals to create line-item quotations on their mobile phone. These quotations show the part number, description and price in a nicely formatted document complete with terms and conditions. You can add one or many items in a single quote which then can be faxed or e-mailed to your contact. GoFigure(TM) Carrier Edition costs $5.00/download. Each downloaded version gives you 10 faxes and unlimited e-mail. GoFigure(TM) Carrier Edition has been launched on Nokia's Tradepoint Platform. Nokia Tradepoint is an online B2B marketplace and solution-matching service where applications are sold directly to operators, XSPs and enterprises around the world. Nokia Tradepoint contains a wide spectrum of applications covering business, finance and entertainment. GoFigure(TM) Crrier Edition is also available through Cingular and Nextel.

GoFigure(TM) Enterprise Edition is a fully integrated mobile sales force automation software application designed to work on the new RIM BlackBerry handheld devices. This application, which resides behind the corporate firewall, combines the simple and efficient Java 2 Micro Edition with a scalable robust server based application that can extract and manipulate sales, marketing and manufacturing data stored in corporate databases or in an ERP system.GoFigure(TM) Enterprise Edition allows the mobile sales professional to have real-time, intuitive mobile access to business critical information and product data that enhances sales opportunities, increases customer satisfaction and grows revenue faster and more profitably.

The GoFigure(TM) Enterprise Edition solution is targeted at manufacturing, distribution, construction and service industries. GoFigure(TM) Enterprise Edition is sold in either an ASP solution or as an enterprise server package with an annual per seat license and maintenance fee.

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

Benefits:

*    Increased mobility, productivity and response time
*    Immediate access to all your e-mail attachments
*    Support for multiple document types
*    One step automated forwarding
*    Load and save converted attachments for immediate viewing
*    Direct access to specific parts of the attached documents.

Competition

Retrieval's competition varies depending on the product/service offering.

*    GoFigure(TM):    Indirect   competitors:    Siebel,   Pivotal,    SalesNet,
     SalesForce.com
*    Mobile Listing Advantage(TM): PocketRealEstate.com, Supra Interlogix
*    Qxprint(TM): File Fish, AirEight, XDrive, GoAmerica *
*    Custom  Applications:   Aether  Systems,  Air2Web,  Everypath,   iAnywhere,
     Hiddenmind

Business Strategy

The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing services and future products, is to be a niche provider of eWASP(TM) technology ,information management tools, programs and products by using the expertise of its staff in providing solutions for the enterprise and application development. The company has signed agreements with RIM (Research In Motion) allowing them to be an ISV (independent software vendor) partner as well as becoming a RIM Sub-Dealer for their new line of wireless handheld hardware. The ISV agreement allows RDC to receive early hardware, software updates as well as co-marketing opportunities and customer leads. The Sub-Dealer agreement allows RDC to bundle their solutions with both hardware and network allowing RDC to offer a "Bundled Solution" to their enterprise customers. Under the RIM Sub-Dealer agreement RDC has the license to resell time on the T-Mobile wireless network as well as resell other products offered by T-Mobile. These agreements create a "Virtual Sales Force" for RDC with hardware leads coming from RIM and development leads coming from T-Mobile. Retrieval has signed agreements with RE/MAX International to be a preferred vendor of bundled solutions consisting of wireless hardware, network connectivity and Multi Listing Services (MLS) Data through the program Mobile Listing Advantage(TM). This program will be co-marketed with RE/MAX and offered to 75,000 agents through the RE/MAX web site and the Retrieval hosted web sites. Negotiations with other national brokerage firms as well as various regional MLS boards are under way. GoFigure(TM) Enterprise Versionis will be marketed as a CRM application to select enterprises. GoFigure(TM) Carrier Version is available as a download through Cingular, Nextel and Nokia Tradepoint.

Its objectives for its software applications include the following key elements:

*    provide custom wireless solutions
*    provide bundled solutions
* sell the Company's applications in many vertical markets, as the market for wireless technologies is developing
*    build subscription base for Mobile Listing Advantage(TM)
* maintain Qxprint(TM) and GoFigure(TM) Carrier Edition as a horizontal wireless application marketed to mobile sales professionals
* develop niche vertical markets for Qxprint(TM) and GoFigure(TM) Enterprise Editions * pursue marketing opportunities which allow the Company to develop the market presence needed to support sales goals and to attract developers of new products and services
*    maintain  and  strengthen   strategic   relationships  with  suppliers  and
     customers
* focus on providing quality products, applications and services, in addition to support and development after the sale
* utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets
* pursue selective partnerships to expand the Company's capabilities, products and services

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

The Company's revenues to date are marginal and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon license fees for GoFigure and QxView, subscriptions, and transaction fees of its Qxprint and DocLYNX Lite products, hardware and network sales, custom wireless solutions, as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

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

Retrieval Dynamics Corporation's marketing plan is to provide a total "Bundled" solution to the mobile professional. The Company is positioning itself as a vertical centered Wireless Product, Program, Application and Solution Provider. Also, the company will continue to develop multi-platform applications to benefit mobile professionals as well as resell wireless hardware and network.

The Company's objective for the horizontal version of Qxprint is to achieve ten thousand (10,000) customers in 2004, seventy percent (70%) from internet marketing and thirty percent (30%) from basic marketing. A major effort will be made for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint vertical solutions are based on modification, customization and licensing fees.

Mobile Listing Advantage(TM) is target marketed to real estate professionals. The company is actively perusing license agreements based on a revenue share model with individual MLS boards and other MLS data aggregators as well as national real estate brokerages. Once agreements are in place the company will partner with each MLS source to market directly to the realtor. Retrieval has signed agreements with four (4) MLS boards and two (2) real estate brokers to date.

There are approximately 750,000 active real estate professionals in the United States today and plans to have a penetration of 10% of the market by fourth quarter 2003. The Multi Listing Advantage is being marketed by Retrieval, RIM, RE/MAX International and channel partners.

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

Develop the market for existing and new products for mobile professionals: The Company's initial focus is to meet the needs of the mobile professional. The Company will focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. The Company plans to develop a complete solution, which includes the software as well as the platform on which to drive customer information needs. The Company plans the development of additional services, which will expand and enhance the capabilities of DocLYNX(TM),GoFigure(TM) and Qxprint(TM) These enhanced functions will empower the Company's professional clients to use information more efficiently and effectively.

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

Develop our customer base and strengthen the Mobile Listing Advantage(TM), powered by DocLYNX(TM), Qxprint(TM), and GoFigure(TM) brands through enhanced sales and marketing promotions: The Company intends to be aggressive in its marketing mix by promoting the Mobile Listing Advantage(TM), powered by DocLYNX(TM), Qxprint(TM), and GoFigure(TM) brands as well as its HORIZON platform. The Company intends to target DocLYNX(TM) technology in the real estate industry, property management, financial services, alarm, insurance, construction, etc. Initially, Company plans include a continued testing phase which should allow management to collect and analyze customer feedback. With this information, it hopes to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

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

T-Mobile USA is Based in Bellevue, WA, and is a leading provider of digital wireless communications in the United States with 7 million subscribers. T-Mobile has experienced significant growth over the past year, T-Mobile and its affiliates now offer service in 20 of the top 25 wireless markets. T-Mobile uses and operates the Global System for Mobile (GSM) communications technology platform, which is the established standard in most countries outside of the United States. Adopted by 158 countries, GSM accounts for approximately 70 percent of the total digital wireless market. T-Mobile is the only U.S. wireless telecommunications provider with a national GSM wireless technology network, which gives customers the choice of using their T-Mobile number when traveling internationally and supports roaming capabilities for other GSM customers traveling to the United States. T-Mobile operates on the business proposition of providing customers the best value in wireless service. "GET MORE" is T-Mobile's promise to customers to provide more minutes, more features and more service than any other wireless provider in the markets they serve. Retrieval Dynamics is an authorized dealer for both voice and data plans provided by T-Mobile

RE/MAX has selected Retrieval to be a "Preferred Vendor" for wireless devices and relevant applications under the program name "Mobile Advantages". The RE/MAX franchise network, celebrating 30 years of consecutive growth, is a global real estate system operating in 42 countries. More than 4,400 independently owned offices engage over 80,000 member sales associates who lead the industry in professional designations, experience and production while providing real estate services in residential, commercial, referral, relocation, and asset management.

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

Nextel   Communications  -  Retrieval   Dynamics   Corporation  is  a  certified
development partner of Nextel. GoFigure is available for purchase through Nextel's wireless application website.

Pursue selective acquisitions to expand our capabilities: The Company will pursue acquisitions that management believes will allow the Company to expand its available resources such as a wireless ISP, imaging print on demand company, other wireless application service provider or software development company. No acquisitions are planned or pending at this time.

Results of Operations -For the Three Months Ending December 31, 2002 and December 31, 2001

Revenues

Revenues for the fiscal quarters ended December 31, 2002 and December 31, 2001 were $2,233 and $0, respectively. Sales for the period ended December 31, 2002 consist mainly of equipment sales to the real estate industry. The delays that the Company is experiencing are external. The Company forecasts that once the partnerships web-sites and programming are finalized, revenues will increase with equipment sales, solution sales and licensing agreements. The Company is not able to forecast the completion of the partnership's web-sites. The Company, for reporting purposes, continues to be treated as a development stage corporation.

Operating Costs and Startup Expenses

Operating costs and startup expenses for the quarter ended December 31, 2002 were $764,823 compared to $ 873,518 for the quarter ended December 31, 2001, represents a decrease of $108,695 (12%). The Company is continuing its efforts to reduce operating costs. The most significant decreases were in travel, trade shows, advertising and consulting.

Interest expense for the quarter ended December 31, 2002 was $86,086 and $6,932 for December 31, 2001. During the quarter ended December 31, 2002, the Company received proceeds from the issuance of convertible and non-convertible notes payable in the amount of $219,900. At quarter end December 31, 2002, the Company had $625,960 in convertible and non-convertible notes payable outstanding, with interest ranging from eight percent (8%) to thirteen percent (13%).

Net loss was $850,312 for the quarter ended December 31, 2002 compared to $880,450 for the same period ended December 31, 2001.

Assets and Liabilities

At quarter ended December 31, 2002, assets were $1,575,547 compared to $3,067,807 for the quarter ended December 31, 2001. Assets consisted primarily of equipment and furnishings and software costs. Liabilities were $1,198,844 at quarter end December 31, 2002 compared to $418,348 for the quarter ended December 31, 2001. The increase in liabilities is primarily due to an increase in convertible and non-convertible notes and increases in accrued payroll and payroll related items.

Stockholders' Deficit

Stockholders' equity was $376,703 as of December 31, 2002 compared to $2,649,459 as of December 31, 2001.

Financial Condition

At December 31, 2002 the Company had cash of $73,573 as compared to $361,803 for the period ended December 31, 2001.

Liquidity of Capital Resources

At December 31, 2002, the Company had negative working capital of $1,101,547 compared to a negative working capital of $34,712 at December 31, 2001. The decrease in working capital is a result of the continued efforts to build an infrastructure for marketing, advertising and distribution.

Management believes that the Company will need approximately $1.5 million in funding and the revenues generated from operations to provides continuing operations for the next twelve months

The Company is currently engaged in a private placement of common stock for $5.5 million, which should provide enough capital to generate revenues from the sale of its software solutions. At this time, the Company has had excellent response to the private placement and as of the close of the first quarter ended December 31, 2002, the Company has received $194,000 in subscriptions for it's common stock. Subsequent to the quarter ended December 31, 2002, the Company has received $222,000 in subscriptions and anticipates receipt of an additional $1.0 million by March 31, 2003. In addition, the Company has subscription commitments for $600,000 in additional funding. Although there is no guaranty that the funding subscribed shall be received, management is confident that by March 31, 2003, the Company will have raised sufficient fund to maintain operations.

Financing Activities

For the quarter ended December 31, 2002, the Company issued 194,000 shares of the Company's restricted common stock for which the Company received $194,000. This amount was reduced by offering costs of $41,759. All funds were used as working capital to continue research and development activities and the launching of two additional products, DocLynxLite and Go Figure.

In October, 2002, shareholders of the Company were issued convertible promissory notes in the amount of $100,000, $15,000 and $55,000, respectively. Each note has a maturity date of February 28, 2003, with extendable terms. These note bear interest at a rate of thirteen percent (13%) per annum and are convertible in whole or in part, into the common shares of the Company at a conversion price of fifty cents ($0.50) per share.

In October 2002, John Harkola, the Company's current Chairman and Chief Executive Officer, was issued promissory notes in the amounts of $15,000 and $900, respectively. Each note bears interest at a rate of eight percent (8%) per annum. The notes are not convertible.

Employees

At December 31, 2002, the Company employed twelve (12) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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



                             RDC International, Inc.
                                  (Registrant)



Date: February 18, 2003       By: /s/ John Harkola
                              -------------------------------------------
                              John Harkola, Chairman and CEO

                              By: /s/ Anthony Cella
                              -------------------------------------------
                              Anthony Cella, CFO and Vice-Chairman

                              By: /s/ Clifford Tager
                              -------------------------------------------
                              Clifford Tager, Secretary and Director

                              By: /s/ Donald F. Mintmire
                              -------------------------------------------
                              Donald F. Mintmire, Director

                              By: /s/ Brad Vossler
                              -------------------------------------------
                              Brad Vossler, Director

I, John Harkola, certify that:

     1.  I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  RDC
International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003


/s/ John Harkola
John Harkola
Chief Executive Officer (or equivalent)

     I, Anthony Cella, certify that:

     1.  I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  RDC
International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/ Anthony Cella
Anthony Cella
Chief Financial Officer (or equivalent)