Form 10KSB/A
period 2002-09-30
RDC INTERNATIONAL INC
filed 2003-03-24
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   Form 10-KSB

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

Yes [X ] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $6,501.

Of the 16,499,847 shares of voting stock of the registrant issued and outstanding as of September 30, 2002, 13,879,847 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii)all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, the Company supplied such information and management was available for such questioning.

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

The facts relied upon to make the Kansas Exemption available include the following: (i) the transaction involved the offer or sale of securities made in compliance with the federal securities act of 1933, regulation D, rules 230.505 or 230.506 except paragraph (b)(2)(ii), or both, including any offer or sale made exempt by application of Rule 508(a), as made effective in federal securities act of 1933 release nos. 33-6389, 33-6663, 33-6758 and 33-6825, and which satisfied the conditions, limitations, and requirements of this regulation; (ii) no commission, finders fee, or other remuneration was paid or given, directly or indirectly, for soliciting any prospective purchaser, or in connection with the sale of securities in reliance on this exemption, unless the recipient was appropriately registered in Kansas as a broker-dealer, agent or investment advisor; (iii) none of the Company's directors, officers, general partners, beneficial owners of ten percent (10%) or more of any class of its equity securities, any of its promoters currently connected with it in any capacity, or any person, other than a broker-dealer currently registered under K.S.A. 17-1254, who has been or will be paid or given, directly or indirectly, any commission or similar remuneration for solicitation of any prospective purchaser or in connection with sales of securities in reliance on this regulation: (a) has filed a registration statement which is subject to a currently effective stop order entered pursuant to any state law within five (5) years prior to the commencement of the offering, (b) has been convicted, within five (5) years prior to the commencement of the offering, of any felony or misdemeanor in connection with the purchase or sale of any security or any felony involving fraud or deceit including, but not limited to, forgery, embezzlement, obtaining money under false pretenses, larceny or conspiracy to defraud, (c) is currently subject to any state administrative order or judgment entered by a state securities administrator within five (5) years prior to the commencement of the offering or is subject to any state administrative order or judgment in which fraud or deceit was found and the order of judgment was entered within five (5) years prior to the commencement of the offering, (d) is currently subject to any state administrative order or judgment which prohibits the use of any exemption from registration in connection with the purchase or sale of securities, or (e) is subject to any order, judgment or decree of any court of competent jurisdiction temporarily or preliminarily restraining or enjoining, or is subject to any order, judgment or decree of any court of competent jurisdiction entered within five (5) years prior to the commencement of the offering permanently restraining or enjoining, that person from engaging in or continuing any conduct or practice in connection with the purchase or sale of any security or involving the making of any false filing with any state, (iv) the issuer filed a manually signed notice on Form D no later than fifteen (15) days after the first sale of securities in an offering under this exemption which contained an undertaking by the issuer to furnish the commissioner, upon written request, the information furnished by the issuer to offerees.

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

In February 2003, Donald F. Mintmire, a director of the Company, resigned. His resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Out of this wireless data revolution, an emerging segment has appeared to further cater to the needs of business-to-business m-commerce: mobile data (m-data). The m-data field is not a typical commerce site where goods are sold or generic internet content is viewed. Rather, it is about specially designed wireless applications that remotely control the distribution of business data and documents. Companies are beginning to consider m-data technology because they do not want to make the same mistakes that may have led them to dispel the potential of the World Wide Web when it first arrived.

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

Within the wireless data market, many experts predict strong growth:

Frost & Sullivan:

The compound annual growth rate (CAGR) for wireless data from 1996 through 2003 is projected to be 35 percent. The market is expected to grow to ten times its current value and reach close to $2.5 billion during 2002. Sources: Frost & Sullivan reports, "Mobile Data Services: How to Keep Your Customers and Profits Moving" and "North American Wireless Office Markets."

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

Red Herring:

By 2003, there will be 1 billion wireless phones in use. (Goldman Sachs as reported in Red Herring, 10/2000)

Beyond the massive numbers of wireless users is the realization that corporations, driven by fear of "perfect competition" where neither buyers nor sellers can effect prices, are looking to wireless technology and m-data as a strategic weapon to give them a competitive advantage. A report from Cahners In-Stat Group stated that in the year 2002, medium and large firms spent over $117 billion on wireless equipment and services, more than double the $54 billion they spent in 1998.

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

Productivity: Being stuck in traffic or away from the office is no excuse for being unproductive any longer. M-data technology allows the mobile professional to work anywhere, anytime, thus creating better productivity and more profitability.

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

Location: Using today's global wireless infrastructure, m-data users can send their documents from anywhere in the world to a contact anywhere in the world. While there are limits to acquiring wireless signals in certain portions of the world, the majority of civilized countries have sufficient systems for wireless activity.

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

Retrieval Dynamics Solutions for Mobility

The Company provides, products, applications and custom solutions. Based on the successful development and launch of its existing products, the Company has formed a Professional Application Services Group.

The Retrieval Dynamics Professional Application Services Group (Team RDC) will deliver wireless and internet integration into usable applications that enable real-time information and data to enhance business processes. The result to the enterprise is in new customer acquisition, maintaining existing customers, increasing profit on revenues, and adding new channel opportunities to do business.

The Company's core competencies will revolve around providing companies with access to data. Data access can be achieved through multiple channels such as the internet, the PC, telephony and the wireless handheld device, RDC's approach includes integrating all of these channels with the data source with the primary focus on the wireless or mobile display and input of that data.

Retrieval Dynamics focus will be centered around mobile technology to provide business solutions that help SME's (small and medium sized enterprises) achieve a positive return on their investment; business solutions that integrate with legacy systems and core business processes; and business solutions that harness the unique characteristics of mobile devices and technology to drive down costs and deliver value regardless of location.

Mobile solution services will range from infrastructure, back office, supply chain (SAP), e-commerce, purchasing, operations, resource planning (ERP), inventory (S&OP), work-in-progress, sales (FFA), customer relationship management (CRM), technical support and the total enterprise application integration (EAI).

Retrieval Dynamics key focus will be on Data and mobility of the information that allows for wireless integration with IBM, SQL, Oracle, SAP, or legacy databases.

The services group will utilize best-of-breed, state-of-the-art processes and technology in Implementation, minimizing time for application deployment and reduced cost of application design, development, testing, and integration.

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

Retrieval Dynamics Professional Services team will provide their customers with a total mobile solution. These solutions are comprised of mobile strategy design and consulting, custom application development, and the selection, procurement, and provisioning of the mobile devices and networks. Our established partnerships with the industry's leading edge device manufacturers and network operators will allow us to provide the most cost-effective and best technological turn-key solution for any business.

The Company's applications are based on their technology platform referred to as HORIZON. This technology platform will enable the Company to rapidly implement enterprise solutions. Currently the Company has developed are five (5) software solutions for mobile data technology.

An important part of being successful in business is the ability to leverage one's core competencies. Retrieval's will be the ability to bring many best of breed wireless technologies and offer our customers their collective benefits, seamlessly under one platform that we call HORIZON. Retrieval Dynamics is aligning itself with industry leaders to form partnerships with companies who understand our ability to extend their sales forces and creating additional revenue streams.

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

The Company's current application offerings are Qxprint(TM), DocLYNX(TM) Lite for the Real Estate Professional, GoFigure(TM) , QxView and DocLYNX7(TM)

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

Retrieval Dynamics, DocLYNX[TM], Mobile Listing Advantage(TM), Qxprint[TM], Qxprint+[TM], eWASP[TM], NIMBLE[TM], Wappyhead[TM] and "partnering the powerful with the personal[TM]" are trademark protected.

A patent has been applied for DocLYNX and is currently pending

Business Strategy

The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing services and future products, is to be a niche provider of eWASP(TM) technology ,information management tools and products by using the expertise of its staff in providing solutions for the enterprise and application development. The company has signed agreements with RIM (Research In Motion) allowing them to be an ISV (independent software vendor) partner as well as becoming a RIM Sub-Dealer for their new line of wireless handheld hardware. The ISV agreement allows RDC to receive early hardware, software updates as well as co-marketing opportunities and customer leads. The Sub-Dealer agreement allows RDC to bundle their solutions with both hardware and network allowing RDC to offer a "Bundled Solution" to their enterprise customers. Under the RIM Sub-Dealer agreement RDC has the license to resell time on the T-Mobile wireless network as well as resell other products offered by T-Mobile. These agreements create a "Virtual Sales Force" for RDC with hardware leads coming from RIM and development leads coming from T-Mobile.The Company is in the process of vertically positioning Qxprint as a back office tool which will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. DocLYNX Lite for the real estate professional, having been launched in October 2001, is in the early stages of marketing. GoFigureis being marketed as a CRM application to select enterprises. DocLYNX7, is still in development as a 3G (third generation) software. It will provide the mobile professional a data application and information tool, bundled with vertically specific functionality offering a complete wireless solutions for their business needs. The Company seeks to maximize its recurring revenue stream initially by extending its eWASP(TM) services to a variety of professional vertical markets and custom wireless application development. Its objectives for its software applications include the following key elements:

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

The Company's objective for the horizontal version of Qxprint is to achieve ten thousand (10,000) customers in 2003, seventy percent (70%) from internet marketing and thirty percent (30%) from basic marketing. A major effort will be made for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint vertical solutions are based on modification, customization and licensing fees.

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

The TUSCON ASSOCIATION OF REALTORS, INC. Retrieval Dynamics currently has an agreement with TUSCON ASSOCIATION OF REALTORS(R) INC. to access property information.

The VENICE  ASSOCIATION OF REALTORS,  INC.  Retrieval  Dynamics currently has an
agreement  with  the  VENICE   ASSOCIATION   OF  REALTORS  to  access   property
information.

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

Cost of Software Development

For fiscal year 2002, the Company expended $257,000 on software development efforts. At the current time, none of the costs associates with software development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

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

As of September 30, 2002, the Company had 16,499,847 shares of its common stock issued and outstanding, all of which were restricted Rule 144 shares and none of which were free-trading. Of the Rule 144 shares, 2,120,000 shares have been held by affiliates of the Company for more than one (1) year.

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

The Company has been in the development stage since June 2000 when the Agreement took place between Retrieval and the Company and is still emerging from that stage. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations - For the Year Ended September 30, 2002 and September 30, 2001

Revenues

Revenues for the twelve months ended September 30, 2002 were approximately $6,501 compared to $0 for the twelve months ended September 30, 2001. All revenues were earned and recorded during the three months ended September 30, 2002 and represent sales of hardware equipment. At a future time, the equipment will be provisioned to run the Company's developed software solutions. The company has faced continued delays in the releasing of the new products which were designed for use with the new RIM equipment. Despite the lack of significant revenues, the company is continuing its launch of the new products.

Operating Costs and Operating Losses

Operating costs for the twelve months ended September 30, 2002 were $3,539,934, compared to $3,360,764 for the twelve months ended September 30, 2001, or an increase of $179,171 (5%). Amortization of development costs, $1,039,851, for the twelve months ended September 30, 2002 compared to $519,931 for the twelve months ended September 30, 2001 accounted for the overall increase in operating costs. Exclusive of the amortization of development costs, operating costs for the twelve months ended were $2,500,083 compared to $2,840,833 for the twelve months ended September 30, 2001, or a decrease of $340,750 (14%).

Operating costs for the three months ended September 30, 2002 were $795,612 compared to $1,177,042 for the three months ended September 30, 2001, or a decrease of $381,430 (32%). Amortization of development costs included in the three months ended September 30, 2002 are $259,963 compared to $259,966 for the three months ended September 30, 2001. Exclusive of the amortization of development costs, operating costs for the three months ended September 30, 2002 were $535,649 compared to $917,076 for the three months ended September 30, 2001 or a decrease of $381,427 (42%).

Net losses for the twelve months ended September 30, 2002 were $3,686,998 compared to $3,512,013 for the twelve months ended September 30, 2001, or a increase of $174,985 (5%). Excluding amortization of development costs, $1,039,851 and $519,931 for September 30, 2002 and 2001 respectively, operating losses for the twelve months ended September 30, 2002 were $2,647,147 compared to $2,992,082 for the twelve months ended September 30, 2001, or a decrease of $344,935 (12%)

Net losses for the three months (3) ended September 30, 2002 were $893,652 compared to $1,330,171 for the three months ended September 30, 2001 or a decrease of $436,519 (33%). Excluding the amortization of development costs, $259,963 and $259,966 for September 30, 2002 and 2001, respectively, operating losses for the three months ended September 30, 2002 were $633,689 compared to $1,070,205 for the three months ended September 30, 2001, or a decrease of $436,516 (41%).

During the year ended September 30, 2002, the Company made considerable efforts to reduce, and in some instances, eliminate costs. Although there were cost increases, in employee benefits (83%) and rent expenses (47%), the company was able to reduce travel and entertainment (44%), consulting fees (85%) and professional fees (29%), which significantly compensated for the cost increases. Although the delay in achieving revenues has been hampered by other outside forces, the Company is committed to continuing its efforts to significantly reduce expenditures and direct its efforts to streamline the infrastructure to provide the maximum profit potential as revenues are achieved.

Assets and Liabilities

At September 30, 2002 total assets were $1,830,025 compared to $2,984,168 as of September 30, 2001. Assets consisted primarily of Property and Equipment and Software Development Costs. The decrease in the asset value, $1,154,143 is primarily due to the amortization of development costs of $1,039,851.

At September 30, 2002, total liabilities were $843,711 compared to $863,844 as of September 30, 2001. Liabilities consisted primarily of accounts payable to shareholders and related parties and notes payable to shareholders and related parties, with accrued interest. During the year ended September 30, 2002, the Company accepted $426,000 from officers and shareholders of the Company. In return, each received Promissory Notes, maturing at various dates, with interest ranging from eight percent (8%) to fifteen percent (15%). Some of the promissory notes are convertible into shares of the Company's restricted common stock, at a price of $0.50 per share. During the year ended September 30, 2002, only one shareholder has converted their promissory note into common stock of the Company.

Stockholders' Equity

Stockholders' equity was $986,314 as of September 30, 2002 compared to $2,120,324 as of September 30, 2001.

Liquidity of Capital Resources

At September 30, 2002 the Company had negative working capital of $793,417compared to negative working capital of $857,502 as of September 30, 2001. The decrease in negative working capital is a result of the continued efforts to build an infrastructure for marketing, advertising and distribution.

Management believes that the Company will need approximately $1.0 million in funding and the revenues generated from operations to provide for continuing operations for the next twelve months.

The Company is currently engaged in a private placement of common stock for $5.5 million, which should provide enough capital to generate revenues from the sale of its software solutions. At this time, the Company has had excellent response to the private placement and subsequent to the year-end September 30, 2002 has received $200,000 in subscriptions and $190,000 in convertible notes. In addition, the Company has subscription commitments for $600,000 in additional funding. Although there is no guaranty that the funding subscribed shall be received, management is confident that by January 30, 2003, the Company will have raised sufficient funds to maintain operations.

Operating Activities

For the year ended September 30, 2002, net cash used by the operating activities was $2,666,457 compared to $2,562,945 for the year ended September 30, 2001. The Company has continued its efforts to build the corporate infrastructure in research and product development and the marketing and distribution of new products developed for the Real Estate and Alarm industries.

Financing Activities

For the year ended September 30, 2002, the Company issued 3,138,181 shares of the Company's restricted common stock for which the Company received $2,264,482, net of offering costs of $612,486. All funds were used as working capital to continue research and development activities and the launching of two additional products, DocLynxLite and Go Figure.

In July 2001, the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, converted to common stock in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. At maturity, the holder had the option to: i) request repayment of all principal and interest, (ii) convert all of the principle and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. To date, no election has been made by the lenders. Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest on each note to June 30, 2002. In May, 2002, Robert and Nancy Zivitz, converted the principal amounts of the notes, $100,000 and $50,000, respectively, into 300,000 shares of restricted common stock of the company. The interest accrued on the notes, of approximately $23,000 and approximately an additional $77,000 of cash wwas received, for which a subsequent note was issued, in the amount of $100,000. The maturity date of the note has been extended to February 28, 2003.

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

In August 2002, shareholders of the corporation executed two convertible promissory notes in the amounts of $150,000 and $40,000. Each note matured during September 2002. The terms and conditions of the notes provide for the conversion of the principle, interest or any portion thereof, at the discretion of the note holder, into common stock of the corporation at a price of Fifty Cents ($.50) per share, and one increased from an interest rate of Ten (10%) to Fifteen (15%) percent. The maturity date of the note has been extended to February 28, 2003.

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

                        Consolidated Financial Statements

                     Years Ended September 30, 2002 and 2001
                and Period September 8, 1999 (Date of Inception)
                           through September 30, 2002








                                    Contents


Independent Auditors' Report on Consolidated Financial Statements............F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-2
    Consolidated Statements of Operations....................................F-3
    Consolidated Statements of Changes in Stockholders' Equity...............F-5
    Consolidated Statements of Cash Flows....................................F-8
    Notes to Consolidated Financial Statements..............................F-10

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred operating losses of approximately $8,164,000 since inception, has used approximately $5,414,000 of cash from operations since inception, and has negative working capital of approximately $793,000 as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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





Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 6, 2003, except for Note 5, as to which the date is February 5, 2003

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
         16,499,847 shares issued and outstanding                                         1,650
    Additional paid-in capital                                                        9,221,358
    Deferred offering costs                                                             (72,578)
    Deficit accumulated during development stage                                     (8,164,116)
                                                                                ---------------
Total stockholders' equity                                                              986,314
                                                                                ---------------

                                                                                $     1,830,025



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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002

                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2001                                        13,361,666              1,336          6,758,293
Issuance of common stock and warrants at $1.00
    per share for cash, October 2001                                  274,400                 27            274,373
Issuance of common stock and warrants at $1.00
    per share for cash, November 2001                                 701,500                 70            701,430
Issuance of common stock and warrants at $1.00
    per share for cash, December 2001                                 811,081                 81            811,000
Offering costs, December 2001
Amortization of offering costs, December 2001                                                              (441,801)
Issuance of common stock and warrants at $1.00
    per share for cash, January 2002                                  485,500                 49            485,451
Issuance of common stock and warrants at $1.00
    per share for cash, February 2002                                 485,700                 49            485,651
Issuance of common stock and warrants at $1.00
    per share for cash, March 2002                                     45,000                  4             44,996
Offering costs, March 2002
Amortization of offering costs, March 2002                                                                 (249,210)
Stockholder forgiveness of debt, March 2002                                                                  54,119
Issuance of common stock for settlement of notes
    payable, May 2002                                                 300,000                 30            149,970
Offering costs
Intrinsic value of beneficial conversion feature on
    convertible debt, May 2002                                                                               79,121
Issuance of detachable warrants in connection with
    convertible debt, May 2002                                                                               20,879


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

                                                                     20,879

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002

                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Issuance of common stock for marketing
    services, June 2002                                                10,000                  1              9,999
Issuance of common stock and warrants at
    $1.00 per share for cash, August 2002                              25,000                  3             24,997
Offering costs
Amortization of offering costs                                                                              (11,034)
Intrinsic value of beneficial conversion feature
    on convertible debt, August 2002                                                                         11,600
Issuance of detachable warrants in connection
    with convertible debt, August 2002                                                                       11,524
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2002                                        16,499,847        $     1,650       $  9,221,358
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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
                                                                     10,000

                                                                     25,000
                                                (10,050)            (10,050)

                                                 11,034

                                                                     11,600

                                                                     11,524
      (3,686,998)                                                (3,686,998)
---------------------------------------------------------------------------
$     (8,164,116)     $             0      $    (72,578)      $     986,314
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

     During the year ended September 30, 2002, the Company offset $702,045 of deferred offering costs against additional paid-in capital.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $8,164,000 since inception, has used approximately $5,414,000 of cash from operations since inception, and has negative working capital of approximately $793,000 as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company  accounts for software  development  costs in  accordance  with
     Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." On October 1, 2000, the Company met technological feasibility as defined by SFAS No. 86 and began to capitalize software costs. Per SFAS No. 86, costs shall be capitalized until the product is available for general release to customers. The Company's software was released and available for sale on April 1, 2001. The Company capitalized costs of approximately $3,120,000. Annual amortization of these costs shall be the greater of the amount computed using the ratio that current gross revenues of the product bear to total current and estimated revenues for the product or the straight-line method over the remaining estimated economic life of the product. For the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002, costs were amortized using the straight-line method over the remaining economic life of the product, which is three years. Amortization expense for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to $1,039,851, $519,931, and $1,559,782, respectively.

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

     Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs for direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to $22,031, $24,717, and $116,005, respectively. There was no direct-response advertising during any of the periods presented.

     Research and development costs are charged to operations when incurred. The amounts charged for the years ended September 30, 2002 and 2001 and the period September 8, 1999 (date of inception) through September 30, 2002 amounted to approximately $257,000, $0, and $456,000, respectively.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2002 and 2001 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2002


4.   Property and Equipment

Property and equipment at September 30, 2002 consist of:

        Leasehold improvements                $    29,889
        Equipment                                 379,869
        Furniture and fixtures                     77,142
                                              -----------
                                                  486,900
        Less accumulated depreciation             282,962
                                              -----------
                                              $   203,938
                                              ===========


5.   Notes Payable, Stockholders and Related Parties

Notes payable, stockholders and related parties at September 30, 2002 consist of:

Convertible notes payable, stockholders;  interest increased to 15.0%  subsequent to year-end;  payable at maturity;  due date  extended to February  28,  2003;  unsecured  (the note holder  has the  option to  convert  all or a portion of the note and accrued  interest into common stock; the conversion
rates range between $.50 and $1.00 per share)                     $    140,000

Note payable,  stockholders;  interest at 15.0%;  payable at
maturity; due date extended to February 28, 2003; unsecured            150,000

Notes  payable,  stockholders;  interest  at  8.0%;  due  on
demand; unsecured                                                      136,000

Note  payable,  related  party;  interest  at 12.5%;  due on
demand; unsecured                                                       20,000
                                                                  ------------
Amounts currently due                                             $    446,000
                                                                  ============

The Company issued convertible notes totaling $140,000. Upon issuance, the Company incurred a debt discount in the amount of $123,124 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants described in Note 6. This discount was amortized over the original life of the notes, which ranged between one to three months. As of September 30, 2002, the debt discount is fully amortized.

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

         Year Ending
        September 30,
        -------------
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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                    Age      Position(s) with Company
---------------        -----     ---------------------------------------
John Harkola            50       Chairman, Chief Executive Officer
Anthony Cella           57       Chief Financial Officer, Vice-Chairman
Clifford Tager          44       Secretary, Director
Ben Dickens             50       Director
Alan Reiter             50       Director
Brad Vossler            46       Director


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

(2) Under their respective employment agreements, Messrs. Harkola and Cella receive reimbursement from the Company for their automobile expenses.

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

                             RDC International, Inc.
                            ------------------------
                                  (Registrant)

Date: February 24, 2003    By:/s/ John Harkola
                            -----------------------------------------
                            John Harkola, Chairman and CEO

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

Signature                           Title                     Date

/s/ John Harkola                    Chairman and CEO          February 24, 2003
-----------------------------
John Harkola

/s/ Anthony Cella                   CFO and Vice-Chairman     February 24, 2003
-----------------------------
Anthony Cella

/s/ Alan Reiter                     Director                  February 24, 2003
-----------------------------
Alan Reiter

/s/ Brad Vossler                    Director                  February 24, 2003
-----------------------------
Brad Vossler

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

Date: February 24, 2003


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

Date: February 24, 2003



/s/ Anthony Cella
---------------------------------------
Anthony Cella
Chief Financial Officer (or equivalent)