Form 10QSB
period 2003-03-31
RDC INTERNATIONAL INC
filed 2003-05-20
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

                         Common Stock, $0.0001 par value
                            ------------------------
                                (Title of class)

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

Yes [X] No [_]

As of March 31, 2003, there were 17,522,744 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements



                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         Three and Six Months Ended March 31, 2003 and 2002 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)








                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-1
    Consolidated Statements of Operations....................................F-2
    Consolidated Statements of Changes in Stockholders' Equity...............F-3
    Consolidated Statements of Cash Flows....................................F-8
    Notes to Consolidated Financial Statements...............................F-9

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


Assets
Current assets:
    Cash                                                          $       19,179
    Accounts receivable, trade                                             3,142
    Prepaid expenses and other current assets                             30,227
                                                                  --------------
Total current assets                                                      52,548
                                                                  --------------

Furniture and equipment, net of accumulated depreciation                 120,902
                                                                  --------------

Other assets:
    Software, net of accumulated amortization                          1,039,851
    Refundable financing costs, net of allowance of $44,000                    0
    Other                                                                 16,016
                                                                  --------------
Total other assets                                                     1,055,867
                                                                  --------------

                                                                  $    1,229,317

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                       $      135,148
    Accounts payable, stockholders                                        91,648
    Notes payable, stockholders and related party                        140,900
    Convertible notes payable, stockholders                              460,000
    Accrued payroll and payroll taxes                                    257,431
    Other accrued liabilities                                             52,250
                                                                  --------------
Total current liabilities                                              1,137,377
                                                                  --------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 17,522,744 shares issued and outstanding               1,752
    Additional paid-in capital                                        10,069,074
    Deficit accumulated during development stage                      (9,978,886)
                                                                  --------------
Total stockholders' equity                                                91,940
                                                                  --------------

                                                                  $    1,229,317



The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-1

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations


                                                                                           Period September 8,
                                Three Months Ended                Six Months Ended              1999 (Date of
                                     March 31,                       March 31,               Inception) through
                          -----------------------------    -----------------------------          March 31,
                                2003            2002            2003             2002              2003
                          --------------------------------------------------------------------------------------
                           (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)         (Unaudited)

Sales                     $     12,096                     $      14,329                        $      20,830

Cost of sales                    6,298                             7,934                               13,330
                          --------------------------------------------------------------------------------------

Gross profit                     5,798                             6,395                                7,500

Operating costs and
    start-up expenses          939,098     $    953,399        1,703,921    $   1,826,917           9,569,724
                          --------------------------------------------------------------------------------------

Net loss from
    operations                (933,300)        (953,399)      (1,697,526)      (1,826,917)         (9,562,224)

Other income                        31            1,534               31            1,534               9,688

Interest expense               (31,189)          (6,749)        (117,275)         (13,681)           (426,350)
                          --------------------------------------------------------------------------------------

Net loss                  $   (964,458)    $   (958,614)   $  (1,814,770)   $  (1,839,064)      $  (9,978,886)
                          ======================================================================================

Net loss per share        $       (.06)    $       (.06)   $        (.11)   $        (.12)      $        (.82)
                          ======================================================================================

Weighted average
    number of
    common shares           17,137,526       15,847,038       16,823,881       14,969,717           12,044,718
                          ======================================================================================







The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-2

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)



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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)




                                                                           Common Stock               Additional
                                                                 -------------------------------        Paid-In
                                                                    Shares           Amount             Capital
                                                                 --------------------------------------------------
Issuance of common stock at $1.00 per share for
    stock subscription, November 2000                                 189,080                 40            189,040
Collection of stock subscription, November 2000
Issuance of common stock and warrants at $1.00
    per share for cash, November 2000                               3,347,170                314          3,346,856
Issuance of common stock at $1.00 per share for
    services, November 2000                                            50,000                  4             49,996
Issuance of common stock at $1.00 per share for
    convertible debt, November 2000                                    38,206                  4             19,099
Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                                                  (30,751)
Offering costs, November 2000
Issuance of common stock and warrants at
    $1.00 per share for cash, January 2001                          1,176,425                118          1,176,307
Issuance of common stock and warrants at
    $1.00 per share for cash, February 2001                         1,176,425                118          1,176,307
Issuance of common stock at $1.00 per share for
    subscriptions, March 2001                                         219,985                 22            219,963
Collection of stock subscriptions, March 2001
Amortization of offering costs, March 2001                                                                 (124,564)
Collection of stock subscriptions, June 2001
Intrinsic value of beneficial conversion feature on
    convertible debt, July 2001                                                                             113,113
Issuance of detachable warrants in connection with
    convertible debt, July 2001                                                                              36,887
Issuance of common stock at $1 per share as part
    of offering costs, August 2001                                    324,375                 32            324,343

The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------

                           (189,080)
                              1,500                                   1,500

                                                                  3,347,170

                                                                     50,000

                                                                     19,103


                                                                    (30,751)
                                                (63,900)            (63,900)

                                                                  1,176,425

                                                                  1,176,425

                           (219,985)
                            189,080                                 189,080
                                                124,564
                            200,000                                 200,000

                                                                    113,113

                                                                     36,887
---------------------------------------------------------------------------
                                               (324,375)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)




                                                                         Common Stock               Additional
                                                               -------------------------------        Paid-In
                                                                  Shares            Amount             Capital
                                                               --------------------------------------------------

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)




                                                                           Common Stock               Additional
                                                                 -------------------------------        Paid-In
                                                                    Shares           Amount             Capital
                                                                 --------------------------------------------------
Intrinsic value of beneficial conversion feature on
    convertible debt, May 2002                                                                               79,121
Issuance of detachable warrants in connection with
    convertible debt, May 2002                                                                               20,879
Issuance of common stock for marketing
    services, June 2002                                                10,000                  1              9,999
Issuance of common stock and warrants at
    $1 per share for cash, August 2002                                 25,000                  3             24,997
Offering costs
Amortization of offering costs                                                                              (11,034)
Intrinsic value of beneficial conversion feature
    on convertible debt, August 2002                                                                         11,600
Issuance of detachable warrants in connection
    with convertible debt, August 2002                                                                       11,524
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2002                                        16,499,847              1,650          9,221,358
Deferred offering costs, December 2002
Issuance of common stock at $1 per share for
    cash, October 2002                                                 10,000                  1              9,999
Issuance of common stock at $1 per share for
    cash, December 2002                                               184,000                 18            183,982
Amortization of offering costs                                                                              (41,759)
Intrinsic value of beneficial conversion feature
    on convertible debt, December 2002                                                                       27,094
Issuance of detachable warrants in connection with
    convertible debt, December 2002                                                                           1,410




The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Cost                Total
---------------------------------------------------------------------------
                                                                     79,121

                                                                     20,879

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

                                                                     27,094

                                                                      1,410

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)



                                                                           Common Stock               Additional
                                                                 -------------------------------        Paid-In
                                                                    Shares           Amount             Capital
                                                                 --------------------------------------------------
Issuance of rights to common stock shares in
    connection with convertible debt, December
    2002                                                                                                     52,317
Issuance of common stock at $1 per share for cash,
    January 2003                                                      302,263                 30            302,233
Issuance of common stock at $1 per share for cash,
    February 2003                                                     405,262                 41            405,221
Issuance of common stock at $1 per share for cash,
    March 2003                                                        121,372                 12            121,360
Offering costs incurred
Amortization of deferred offering costs                                                                    (214,141)
Net loss for the period
                                                                ---------------------------------------------------
Balance, March 31, 2003                                            17,522,744        $     1,752    $    10,069,074
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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Cost                Total
---------------------------------------------------------------------------


                                                                     52,317

                                                                    302,263

                                                                    405,262

                                                                    121,372
                                               (149,202)           (149,202)
                                                214,141
      (1,814,770)                                                (1,814,770)
---------------------------------------------------------------------------
$     (9,978,886)     $             0      $          0       $      91,940
===========================================================================


                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                               Period September 8,
                                                                       Six Months Ended             1999 (Date of
                                                                            March 31,            Inception) through
                                                              ----------------------------           March 31,
                                                                    2003            2002                2003
                                                              -----------------------------------------------------
                                                              (Unaudited)      (Unaudited)            (Unaudited)
Operating activities
    Net loss                                                  $ (1,814,770)   $ (1,839,064)       $ (9,978,886)
                                                              -----------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                             83,036          82,433             365,998
           Amortization of software                                519,926         519,925           2,079,707
           Provision for uncollectible financing costs              44,000                              44,000
           Increase (decrease) in employee advances                  7,589           1,350                (150)
           Increase in accounts receivable                          (3,142)                             (3,142)
           Amortization of discounts on notes payable               80,820                             353,944
           Write-off of deferred offering costs                                                        201,523
           Common stock issued for services                                                             10,000
           Increase in prepaids and other assets                   (45,000)        (10,833)            (90,093)
           Increase (decrease) in accounts payable and
               accrued expenses                                    104,442        (556,164)            581,803
                                                              -----------------------------------------------------
    Total adjustments                                              791,671          36,711           3,543,590
                                                              -----------------------------------------------------
    Net cash used by operating activities                       (1,023,099)     (1,802,353)         (6,435,296)
                                                              -----------------------------------------------------

Investing activities
    Development of software                                                                           (485,281)
    Acquisition of furniture and equipment                                          (7,222)         (3,069,552)
                                                              -----------------------------------------------------
    Net cash used by investing activities                                           (7,222)         (3,554,833)
                                                              -----------------------------------------------------

Financing activities
    Deferred offering costs                                       (149,000)       (546,899)           (776,598)
    Proceeds from issuance of common stock and
        warrants                                                 1,022,900       2,803,181          10,086,170
    Proceeds from issuance of notes payable                        219,900                             888,383
    Payments on notes payable                                      (65,000)         (3,000)           (188,647)
                                                              -----------------------------------------------------
    Net cash provided by financing activities                    1,028,800       2,253,282          10,009,308
                                                              -----------------------------------------------------

Net increase in cash                                                 5,701         443,707              19,179

Cash at beginning of period                                         13,478           1,192
                                                              -----------------------------------------------------

Cash at end of period                                         $     19,179     $    444,899       $     19,179
                                                              =====================================================

Supplemental disclosures of cash flow information:

     At March 31, 2003, accounts payable included $34,322 due for offering costs.

     For the six months ended March 31, 2003, the Company recorded a discount on debt of $80,820 based on the fair value of the associated common stock and beneficial conversion features.





The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-8

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2003 and 2002 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 31, 2003 and 2002, and the period September 8, 1999 (date of inception) through March 31, 2003, (b) the financial position at March 31, 2003, and (c) cash flows for the periods ended March 31, 2003 and 2002, and the period September 8, 1999 (date of inception) through March 31, 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10 QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the six-month period ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $1,815,000 for the six months ended March 31, 2003 and approximately $10,000,000 since inception, has used approximately $1,023,000 of cash from operations for the six months ended March 31, 2003 and approximately $6,435,000 of cash from operations since inception. In addition, the Company has negative working capital of approximately $1,100,000 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that its current operations and cash balances will not be sufficient to satisfy its anticipated cash requirements, and that the Company will require approximately $1,500,000 to fund its operations for the next 12 months. Although no assurance can be given, management anticipates that the majority of this amount will come from existing stockholders and future offerings.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2003 and 2002 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2003 (Unaudited)



3.   Equity and Debt

The Company issued $15,000 of convertible debt during the six months ended March 31, 2003. This note accrues interest at 12.5 percent and is due on demand. Along with the debt, the Company issued warrants to acquire 15,000 shares of the Company's stock at an exercise price of $1.50 per share. The warrants were valued at $1,410 and the intrinsic value of the conversion feature of the debt was valued at $1,410. These amounts have been allocated to interest expense since the notes are current and due on demand.

The Company also issued an additional $78,000 of convertible debt during the six months ended March 31, 2003. This note accrues interest at 10.0 percent and is due on demand. This debt is convertible into 156,000 shares of stock at the option of the debt holder. In connection with this debt, the Company issued the right to acquire 150,000 shares of stock valued at $52,317. The intrinsic value of the conversion feature of the debt was valued at $25,684. The intrinsic value has been allocated to interest expense since the notes are current and due on demand.

In addition to the convertible notes listed above, the Company issued notes payable totaling $126,000. These notes pay interest that range between 8.0 and
15.0 percent, are due on demand, and are unsecured.

At March 31, 2003, the Company had outstanding warrants, as extended, to purchase 3,210,625 shares of the Company's common stock at prices ranging from $.25 to $1.50. In addition, at March 31, 2003, the Company had outstanding warrants to purchase 175,000 shares of the Company's common stock at no cost. These warrants became exercisable during 2002 and 2001 and expire on various dates through 2003.

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

The Company issued $15,000 of convertible debt during the six months ended March 31, 2003. This note accrues interest at 12.5 percent and is due on demand. Along with the debt, the Company issued warrants to acquire 15,000 shares of the Company's stock at an exercise price of $1.50 per share. The warrants were valued at $1,410 and the intrinsic value of the conversion feature of the debt was valued at $1,410. These amounts have been allocated to interest expense since the notes are current and due on demand.

The Company also issued an additional $78,000 of convertible debt during the six months ended March 31, 2003. This note accrues interest at 10.0 percent and is due on demand. This debt is convertible into 156,000 shares of stock at the option of the debt holder. In connection with this debt, the Company issued the right to acquire 150,000 shares of stock valued at $52,317. The intrinsic value of the conversion feature of the debt was valued at $25,684. The intrinsic value has been allocated to interest expense since the notes are current and due on demand.

In addition to the convertible notes listed above, the Company issued notes payable totaling $126,000. These notes pay interest that range between 8.0 and
15.0 percent, are due on demand, and are unsecured.

At March 31, 2003, the Company had outstanding warrants, as extended, to purchase 3,210,625 shares of the Company's common stock at prices ranging from $.25 to $1.50. In addition, at March 31, 2003, the Company had outstanding warrants to purchase 175,000 shares of the Company's common stock at no cost. These warrants became exercisable during 2002 and 2001 and expire on various dates through 2003.

In January 2003, the Company sold 302,263 shares of its restricted common stock for $302,263. In February 2003, the Company sold 405,262 shares of its restricted common stock for $405,262. In March 2003, the Company sold 121,372 shares of its restricted common stock for $121,372. For such offering, the Company relied upon the 506 Exemption.

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

Status of Publicly Announced Products and Services

Qxprint[TM]: Version 1.0 released January, 2001. Version 1.5 released June, 2001 and is currently on the market.

GoFigure(TM): Enterprise Version 1.0 released May, 2002 and is currently in Beta testing.

GoFigure(TM) Carrier Version 1.0 released June, 2002 is currently available through Nextel, Cingular Wireless and Nokia Tradepoint.

Mobile Listing Advantage(TM) Version 1.0 released October, 2001. Version 1.5 released August, 2002.

Competition

Retrieval's competition varies depending on the product/service offering.

*    GoFigure(TM):    Indirect   competitors:    Siebel,   Pivotal,    SalesNet,
     SalesForce.com
*    Mobile Listing Advantage(TM): PocketRealEstate.com, Supra Interlogix
*    Qxprint(TM): File Fish, AirEight, XDrive, GoAmerica
*    Custom  Applications:   Aether  Systems,  Air2Web,  Everypath,   iAnywhere,
     Hiddenmind

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

A patent has been applied for DocLYNX[TM] and is currently pending

Business Strategy

The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing services and future products, is to be a niche provider of eWASP(TM) technology ,information management tools, programs and products by using the expertise of its staff in providing solutions for the enterprise and application development. The company has signed agreements with RIM (Research In Motion) allowing them to be an ISV (independent software vendor) partner as well as becoming a RIM Sub-Dealer for their new line of wireless handheld hardware. The ISV agreement allows RDC to receive early hardware, software updates as well as co-marketing opportunities and customer leads. The Sub-Dealer agreement allows RDC to bundle their solutions with both hardware and network allowing RDC to offer a "Bundled Solution" to their enterprise customers. Under the RIM Sub-Dealer agreement RDC has the license to resell time on the T-Mobile wireless network as well as resell other products offered by T-Mobile. These agreements create a "Virtual Sales Force" for RDC with hardware leads coming from RIM and development leads coming from T-Mobile. Retrieval has signed agreements with RE/MAX International to be a preferred vendor of bundled solutions consisting of wireless hardware, network connectivity and Multi Listing Services (MLS) Data through the program Mobile Listing Advantage(TM). This program will be co-marketed with RE/MAX and offered to 75,000 agents through the RE/MAX web site and the Retrieval hosted web sites. Negotiations with other national brokerage firms as well as various regional MLS boards are under way. RDC has a signed agreement with EarthLink, making them a channel partner and call center for hardware customer support and AT&T for "feet-on-the-street sales. GoFigure(TM) Enterprise Versionis will be marketed as a CRM application to select enterprises. GoFigure(TM) Carrier Version is available as a download through Cingular, Nextel and Nokia Tradepoint.

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

The Company's revenues to date are marginal and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon license fees for GoFigure subscriptions, and transaction fees of its Qxprint. Mobile Listing Advantage is a subscription bases model and is sold as a bundled solution including hardware and network sales, Additional monies are also received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

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

Mobile Listing Advantage(TM) is target marketed to real estate professionals. The company is actively perusing license agreements based on a revenue share model with individual MLS boards and other MLS data aggregators as well as national real estate brokerages. Once agreements are in place the company will partner with each MLS source to market directly to the realtor. Retrieval has signed agreements with four (14) MLS boards and two (2) real estate brokers to date.

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

AT&T Wireless (NYSE: AWE) is the second-largest wireless carrier, based on revenues, in the United States. AT&T Wireless has signed an agreement with RDC as a program partner in Mobile listing Advantage. This agreement allows RDC to resell AT&T Wireless products and network connectivity and makes available MLA to AT&T's sales force. With 21.1 million subscribers as of March 31, 2003, and revenues of nearly $16.0 billion over the past four quarters, AT&T Wireless delivers advanced high-quality mobile wireless communications services, voice and data, to businesses and consumers, in the U.S. and internationally.

EarthLink is the Internet service provider (ISP) solution for an impatient world. An agreement has been signed with RDC allowing EarthLink to resell MLA provisioned on hardware devices. As a channel partner EarthLink will provide both hardware and network connectivity as well as customer support. Headquartered in Atlanta, EarthLink has earned a national reputation for outstanding customer service and its suite of online products and services.

According to J.D. Power and Associates, EarthLink is ranked Highest in Customer Satisfaction among Dial-up ISPs and tied in the ranking for Highest Customer Satisfaction Among High-Speed ISPs. Serving approximately five million subscribers, EarthLink offers what every user should expect from their Internet experience: high-quality connectivity, minimal drop-offs and ISP-generated intrusions, and customizable features. Whether it's dial-up, high-speed, Web hosting, or wireless Internet service, EarthLink provides the tools that best let individuals use and enjoy the Internet on their own terms.

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

Results of Operations -For the Three and Six Months Ending March 31, 2003 and March 31, 2002

Revenues

Revenues for the six months ended March 31, 2003 were $14,329 compared to $0 for the six months ended March 31, 2002. Revenues for the three months ended March 31, 2003 were $12,096 compared to $0 for the three months ended March 31, 2002.

Despite the lack of significant revenues, the company is continuing to build its' infrastructure by the development of partnership relations. In the opinion of management, these partnerships are required to develop the distribution and marketing of the company's products.

Operating Losses

Operating losses for the six months ended March 31, 2003 were $1,697,526 compared to losses of $1,826,917 for the same period ended March 31, 2002. Operating losses for the three months (3) ended March 31, 2003 were $ 933,300 compared to $953,399 for March 31, 2002.

The company has made significant reductions in overall expenses during the current period, however, the marketing and advertising, which includes attendance at five trade shows were major expenses which the company must continue to fund in the recognition and distribution periods for the product line.

Assets and Liabilities

At March 31, 2003 assets were $1,229,317 compared to $2,842,222 for the same period end March 31, 2002. Assets consisted primarily of Property and Equipment and Software Development Costs. The decrease in the asset value is entirely due to the depreciation and amortization of the assets.

Liabilities were $1,137,377 at period end March 31, 2003 compared to $299,298 for the period ended March 31, 2002. Liabilities consisted of accounts payable and notes payable to shareholders, in the aggregate amount of $225,000. In addition, the company has $460,000 in convertible notes to shareholders, with accrued interest, maturing at various dates after June 30, 2003. Management believes that all of these notes will be converted into equity.

Stockholders' Equity

Stockholders' equity was $91,940 as of March 31, 2003 reflecting the lack of funding and sales volume.

Liquidity and Capital Resources

At March 31, 2003 the Company had negative working capital of $1,084,829 compared to $160,234 for the period ended March 31, 2002.The decrease in working capital is a result of the current convertible debt, in the form of shareholders notes payable, which have not been converted. With the accrued interest and the convertible notes payable, management anticipates an increase in equity of approximately $600,000, exclusive of any warrant exercise.

Although the Company has sustained substantial operating loses since inception, management believes that in order for the company to remain a viable and going concern, the company must generate $1,500,000 in equity and or debt participation to sustain it's operations for the next twelve months. At that time, management believes that sales volumes will be at levels above break-even and the Company will be operating on it's own.

Operating Activities

For the six (6) months ended March 31, 2003, net cash used by the operating activities was$ 1,023,097compared to $1,802,353 for the period ended March 31, 2002.

Financing Activities

For the six (6) months ended March 31, 2003, the company issued 1,022,897 in Common Stock (restricted) for which the company received $840,576, net of brokerage commissions of $183,321. All funds were used as working capital to finance the marketing and distribution of the company's real estate enterprise product line.

Employees

At March 31, 2003, the Company employed thirteen (13) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
------------------------

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


                             RDC International, Inc.
                                  (Registrant)



Date: May 19, 2003            By: /s/ John Harkola
                              -------------------------------------------
                              John Harkola, Chairman and CEO

                              By: /s/ Anthony Cella
                              -------------------------------------------
                              Anthony Cella, CFO and Vice-Chairman

                              By: /s/ Clifford Tager
                              -------------------------------------------
                              Clifford Tager, Secretary and Director

                              By: /s/ Brad Vossler
                              -------------------------------------------
                              Brad Vossler, Director

                              By: /s/ Ben Dickens
                              -------------------------------------------
                              Ben Dickens, Director

                              By: /s/ Louis Fiore
                              -------------------------------------------
                              Louis Fiore, Director

                              By: /s/ Philip E. Leone
                              -------------------------------------------
                              Philip E. Leone, Director

                                 CERTIFICATIONS

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

Date: May 19, 2003

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

Date: May 19, 2003

/s/ Anthony Cella
Anthony Cella
Chief Financial Officer (or equivalent)