Form 10QSB
period 2003-06-30
RDC INTERNATIONAL INC
filed 2003-08-14
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended: June 30, 2003

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

Yes [X] No [_]



As of June 30, 2003, there were 19,810,481 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements



                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2003 and 2002 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2003 (Unaudited)





                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-1
    Consolidated Statements of Operations....................................F-2
    Consolidated Statements of Changes in Stockholders' Equity...............F-3
    Consolidated Statements of Cash Flows....................................F-8
    Notes to Consolidated Financial Statements..............................F-10

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                  June 30, 2003
                                   (Unaudited)


Assets
Current assets:
    Cash                                                                        $        549,847
    Accounts receivable, trade                                                             1,330
    Prepaid expenses and deposits                                                         32,789
                                                                                ----------------
Total current assets                                                                     583,966
                                                                                ----------------

Furniture and equipment, net of accumulated depreciation                                  79,388
                                                                                ----------------

Other assets:
    Software, net of accumulated amortization                                            779,888
    Other                                                                                 16,016
                                                                                ----------------
Total other assets                                                                       795,904
                                                                                ----------------

                                                                                $      1,459,258


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                                     $        177,047
    Accounts payable, stockholders                                                        15,384
    Note payable, stockholders                                                           151,900
    Convertible note payable, stockholders                                                56,480
    Accrued payroll and payroll taxes                                                    355,353
    Other                                                                                 45,477
                                                                                ----------------
Total current liabilities                                                                801,641
                                                                                ----------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 19,810,481 shares issued and outstanding                               1,981
    Additional paid-in capital                                                        11,792,638
    Subscription receivable                                                              (30,000)
    Deficit accumulated during development stage                                     (11,107,002)
                                                                                ----------------
Total stockholders' equity                                                               657,617
                                                                                ----------------

                                                                                $      1,459,258


The accompanying notes are an integral part
of the consolidated financial statements.                                    F-1

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations








                                                                                                              Period
                                         Three Months Ended                 Nine Months Ended            September 8, 1999
                                                                                                         (Date of Inception)
                                              June 30,                           June 30,                    through
                                    ------------------------------    -----------------------------         June 30,
                                         2003              2002            2003             2002               2003
                                    ---------------------------------------------------------------------------------------
                                       (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

Sales                               $       6,373     $               $      20,702      $                $       27,203

Cost of sales                               6,320                            14,254                               19,650
                                    ---------------------------------------------------------------------------------------

Gross profit                                   53                             6,448                                7,553

Operating costs and start-up
    expenses                              819,105     $    917,405        2,523,026        2,744,322          10,388,829
                                    ---------------------------------------------------------------------------------------

Net loss from operations                 (819,052)        (917,405)      (2,516,578)      (2,744,322)        (10,381,276)

Other income                                  (31)          (1,032)             (62)          (2,566)             (9,719)

Interest expense                          309,095           37,909          426,370           51,590             735,445
                                    ---------------------------------------------------------------------------------------

Net loss                            $  (1,128,116)    $   (954,282)   $  (2,942,886)   $  (2,793,346)     $  (11,107,002)
                                    =======================================================================================

Net loss per share                  $        (.06)    $       (.06)   $        (.17)   $        (.18)     $         (.90)
                                    =======================================================================================

Weighted average number
    of common shares                   17,601,326       16,270,342       17,083,029       15,403,258          12,408,235
                                    =======================================================================================
















The accompanying notes are an integral
part of the consolidated financial statements.                               F-2

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

 Period September 8, 1999 (Date of Inception) through June 30, 2003 (Unaudited)




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

                           (189,080)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

 Period September 8, 1999 (Date of Inception) through June 30, 2003 (Unaudited)



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Collection of stock subscription, November 2000
Issuance of common stock and warrants at $1.00
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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

 Period September 8, 1999 (Date of Inception) through June 30, 2003 (Unaudited)



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                ---------------------------------------------------
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

                                                                     79,121

                                                                     20,879

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

 Period September 8, 1999 (Date of Inception) through June 30, 2003 (Unaudited)



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Issuance of common stock for marketing
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

                                                                    184,000
                                                 41,759

                                                                     27,094

                                                                      1,410


                                                                     52,317

                                                                    302,263

                                                                    405,262

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

 Period September 8, 1999 (Date of Inception) through June 30, 2003 (Unaudited)



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Issuance of common stock at $1 per share for cash,
    March 2003                                                        121,372                 12            121,360
Offering costs
Amortization of offering costs                                                                             (214,141)
Issuance of common stock at $1 per share for cash,
    April 2003                                                         26,737                  3             26,734
Offering costs, April 2003                                                                                   (5,533)
Issuance of common stock at $1 per share for cash
    May 2003                                                          184,000                 18            183,982
Offering costs, May 2003                                                                                    (29,880)
Issuance of common stock at $1 per share for
    cash, June 2003                                                   678,000                 68            677,932

Issuance of detachable warrants in connection with
    convertible debt, June 2003                                                                             106,829

Intrinsic value of beneficial conversion feature
    on convertible debt, June 2003                                                                          176,651

Issuance of common stock for settlement of
    notes payable, June 2003                                        1,369,000                137            683,092
Issuance of common stock at $1 per share for
    stock subscription, June 2003                                      30,000                  3             29,997
Offering costs, June 2003                                                                                  (126,240)
Net loss for the period
                                                                ---------------------------------------------------
Balance, June 30, 2003                                             19,810,481        $     1,981   $     11,792,638
                                                                ===================================================







The accompanying notes are an integral
part of the consolidated financial statements.

     Deficit
   Accumulated
     During                                   Deferred
  Development                Stock            Offering
      Stage              Subscription            Costs             Total
---------------------------------------------------------------------------

                                                                    121,372
                                               (149,202)           (149,202)
                                                214,141

                                                                     26,737
                                                                     (5,533)

                                                                    184,000
                                                                    (29,880)

                                                                    678,000


                                                                    106,829


                                                                    176,651


                                                                    683,229

                              (30,000)
                                                                   (126,240)
      (2,942,886)                                                (2,942,886)
---------------------------------------------------------------------------
$    (11,107,002)     $       (30,000)     $          0       $     657,617
===========================================================================

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                    Period
                                                                                             September 8, 1999
                                                                Nine Months Ended            (Date of Inception)
                                                                          June 30,                 through
                                                          ------------------------------          June 30,
                                                                 2003           2002                2003
                                                          ---------------------------------------------------------
                                                           (Unaudited)     (Unaudited)            (Unaudited)
Operating activities
    Net loss                                              $  (2,942,886)   $  (2,793,346)      $   (11,107,002)
                                                          ---------------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                         124,550          123,950               407,512
           Amortization of software                             779,889          779,888             2,339,670
           Provision for uncollectible financing costs           44,000                                 44,000
           Increase in accounts receivable                       (1,330)                                (1,330)
           Amortization of discount on notes
               payable                                          364,300           33,333               637,424
           Write-off of deferred offering costs                                                        201,523
           Common stock issued for services                                                             10,000
           (Increase) in prepaids and other assets              (39,973)          (3,633)              (92,805)
           (Decrease) increase in accounts
               payable and accrued expenses                     169,894         (487,908)              647,253
                                                          ---------------------------------------------------------
    Total adjustments                                         1,441,330          445,630             4,193,247
                                                          ---------------------------------------------------------
    Net cash used by operating activities                    (1,501,556)      (2,347,716)           (6,913,755)
                                                          ---------------------------------------------------------

Investing activities

    Acquisition of furniture and equipment                                                            (485,281)
     Development of software                                                      (7,222)           (3,069,552)
                                                          ---------------------------------------------------------
    Net cash used by investing activities                                         (7,222)           (3,554,833)
                                                          ---------------------------------------------------------

Financing activities
    Deferred offering costs                                    (149,000)        (553,649)             (776,598)
    Offering costs                                             (107,999)                            (107,999)
    Proceeds from issuance of common stock
        and warrants                                          1,911,634        2,803,181            10,974,906
    Proceeds from issuance of notes payable                     505,900          128,483             1,174,383
    Payments on notes payable and
        related accrued interest                               (122,610)          (3,000)             (246,257)
                                                          ---------------------------------------------------------
    Net cash provided by financing activities                 2,037,925        2,375,015            11,018,435
                                                          ---------------------------------------------------------

Net increase in cash                                            536,369          20,077              549,847

Cash at beginning of period                                      13,478            1,192
                                                          ---------------------------------------------------------

Cash at end of period                                     $     549,847     $    21,269      $       549,847
                                                          =========================================================





The accompanying notes are an integral
part of the consolidated financial statements.                               F-8

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



Supplemental disclosures of cash flow information:

     For the nine months ended June 30, 2003, the Company recorded a discount on debt of $364,301 based on the fair value of the associated common stock and beneficial conversion features.

     At June 30, 2003, accounts payable included $87,974 due for offering costs.

     During the nine months ended June 30, 2003, the Company offset $417,553 of deferred offering costs against additional paid-in capital.

     During the nine months ended June 30, 2003, the Company issued 1,369,000 shares of common stock in satisfaction of notes payable in the amount of $683,229.

     During the nine months ended June 30, 2003, the Company exchanged $56,480 of accrued liabilities for $56,480 of convertible notes payable.

     During the nine months ended June 30, 2003, the Company issued 30,000 shares of common stock in exchange for a $30,000 subscription receivable.










The accompanying notes are an integral
part of the consolidated financial statements.                               F-9

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                  Three and Nine Months Ended June 30, 2003 and
                  2002(Unaudited) and Period September 8, 1999
                               (Date of Inception)
                        through June 30, 2003 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended June 30, 2003 and 2002, and the period September 8, 1999 (date of inception) through June 30, 2003, (b) the financial position at June 30, 2003, and (c) cash flows for the nine-month periods ended June 30, 2003 and 2002, and the period September 8, 1999 (date of inception) through June 30, 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the nine-month period ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $2,943,000 for the nine months ended June 30, 2003 and approximately $11,107,000 since inception, has used approximately $1,502,000 of cash from operations for the nine months ended June 30, 2003 and approximately $6,914,000 of cash from operations since inception. In addition, the Company has negative working capital of approximately $218,000 as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that its current operations and cash balances will not be sufficient to satisfy its anticipated cash requirements, and that the Company will require approximately $600,000 to fund its operations for the next 12 months. Although no assurance can be given, management anticipates that the majority of this amount will come from existing stockholders and future offerings.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2003 and 2002 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2003 (Unaudited)



3.   Equity and Debt

The Company issued $15,000 of convertible debt during the nine months ended June 30, 2003. This note accrues interest at 12.5 percent and is due on demand. Along with the debt, the Company issued warrants to acquire 15,000 shares of the Company's stock at an exercise price of $1.50 per share. The warrants were valued at $1,410 and the intrinsic value of the conversion feature of the debt was valued at $1,410. These amounts have been allocated to interest expense since the notes are current and due on demand. On June 30, 2003, this note was converted to common stock.

The Company issued $78,000 of convertible debt during the nine months ended June 30, 2003. These notes accrue interest at 10.0 percent and is due on demand. This debt is convertible into 156,000 shares of stock at the option of the debt holder. In connection with this debt, the Company issued the right to acquire 150,000 shares of stock valued at $52,317. The intrinsic value of the conversion feature of the debt was valued at $25,684. The intrinsic value has been allocated to interest expense since the notes are current and due on demand. On June 30, 2003, the balance due of $55,000 on these notes was converted to common stock.

The Company issued an additional $222,000 of convertible debt during the nine months ended June 30, 2003. These notes accrue interest at eight percent and are due at the Company's discretion. Along with the debt, the Company issued warrants to acquire 454,000 shares of the Company's stock at an exercise price of $.75 per share. The warrants were valued at $106,829 and the intrinsic value of the conversion feature of the debt was valued at $120,171. These amounts have been allocated to interest expense since the notes are convertible upon note issuance. On June 30, 2003, these notes were converted to common stock, including $1,229 of accrued interest.

On June 30, 2003, the Company exchanged $56,840 of accrued interest for $56,480 of convertible debt to a stockholder. The note is non-interest bearing and due on demand. The stockholder has the option to convert the note for 112,960 shares of common stock upon note issuance. The intrinsic value of the conversion feature of the debt was valued at $56,480 and was allocated to interest expense since the note is convertible at the date of issuance.

Convertible debt issued prior to October 1, 2002, which amounted to $390,000, was also converted to common stock on June 30, 2003.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended June 30, 2003 and 2002 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                        through June 30, 2003 (Unaudited)



3.   Equity and Debt (continued)

In addition to the convertible notes listed above, during the nine months ended June 30, 2003, the Company issued notes payable totaling $190,900. These notes pay interest that range between 8.0 and 15.0 percent, are due on demand, and are unsecured.

At June 30, 2003, the Company had outstanding warrants, as extended, to purchase 4,076,625 shares of the Company's common stock at prices ranging from $.25 to $1.50. In addition, at June 30, 2003, the Company had outstanding warrants to purchase 175,000 shares of the Company's common stock at no cost. These warrants are exercisable and expire on January 31, 2004.


4.   Stock Option Plan

On October 1, 2001, the Company adopted a Board of Directors stock option plan. Under the plan, each Board member, excluding those employed by the Company, shall be granted the option to purchase 50,000 shares of the Company's common stock at a price equal to 25 percent of the market price at the grant date. A maximum of 50 percent of the option is exercisable after each Board member's first year anniversary. The remaining 50 percent is exercisable after the Board Member's second year anniversary. The option expires on the Board member's third anniversary. As of June 30, 2003 no options have been granted or are due under this plan.

Subsequent to June 30, 2003, the Company terminated the Board of Directors stock option plan. No options were ever granted under this plan.

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

The Company issued $15,000 of convertible debt during the nine months ended June 30, 2003. This note accrues interest at 12.5 percent and is due on demand. Along with the debt, the Company issued warrants to acquire 15,000 shares of the Company's stock at an exercise price of $1.50 per share. The warrants were valued at $1,410 and the intrinsic value of the conversion feature of the debt was valued at $1,410. These amounts have been allocated to interest expense since the notes are current and due on demand. On June 30, 2003, this note was converted to common stock.

The Company issued $78,000 of convertible debt during the nine months ended June 30, 2003. These notes accrue interest at 10.0 percent and are due on demand. This debt is convertible into 156,000 shares of stock at the option of the debt holder. In connection with this debt, the Company issued the right to acquire 150,000 shares of stock valued at $52,317. The intrinsic value of the conversion feature of the debt was valued at $25,684. The intrinsic value has been allocated to interest expense since the notes are current and due on demand. On June 30, 2003, the balance due of $55,000 on these notes was converted to common stock.

The Company issued an additional $222,000 of convertible debt during the nine months ended June 30, 2003. These notes accrue interest at eight percent and are due at the Company's discretion. Along with the debt, the Company issued warrants to acquire 454,000 shares of the Company's stock at an exercise price of $.75 per share. The warrants were valued at $106,829 and the intrinsic value of the conversion feature of the debt was valued at $120,171. These amounts have been allocated to interest expense since the notes are convertible upon note issuance. On June 30, 2003, these notes were converted to common stock, including $1,229 of accrued interest.

On June 30, 2003, the Company exchanged $56,840 of accrued interest for $56,480 of convertible debt to a stockholder. The note is non-interest bearing and due on demand. The stockholder has the option to convert the note for 112,960 shares of common stock upon note issuance. The intrinsic value of the conversion feature of the debt was valued at $56,480 and was allocated to interest expense since the note is convertible at the date of issuance.

Convertible debt issued prior to October 1, 2002, which amounted to $390,000, was also converted to common stock on June 30, 2003.

In addition to the convertible notes listed above, during the nine months ended June 30, 2003, the Company issued notes payable totaling $190,900. These notes pay interest that range between 8.0 and 15.0 percent, are due on demand, and are unsecured.

At June 30, 2003, the Company had outstanding warrants, as extended, to purchase 4,076,625 shares of the Company's common stock at prices ranging from $.25 to $1.50. In addition, at June 30, 2003, the Company had outstanding warrants to purchase 175,000 shares of the Company's common stock at no cost. These warrants are exercisable and expire on January 31, 2004.

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

Subsequent to June 30, 2003, the Company terminated the Board of Directors stock option plan. No options were ever granted under this plan.

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

Results of Operations -For the Three and Nine Months Ending June 30, 2003 and June 30, 2002

Revenues

Revenues for the nine months ended June 30, 2003 were $20,702 compared to $0 for the nine months ended June 30, 2002. Revenues for the three months ended June 30, 2003 were $6,373 compared to $0 for the three months ended June 30, 2002.

Despite the lack of significant revenues, the company is continuing to build its' infrastructure by the development of partnership relations and marketing the company's name through the participation in trade and partner convention shows. In the opinion of management, these partnerships are required to develop the distribution and marketing of the company's software products.

Operating Losses

Operating losses for the nine months ended June 30, 2003 were $2,516,578 compared to losses of $2,744,322 for the same period ended June 30, 2002. Operating losses for the three months ended June 30, 2003 were $819,105 compared to $917,405 for June 30, 2002.

The company has continued its' efforts to reduce overall expenses, however, the marketing and advertising, which includes attendance at seven trade shows were major expenses which the company must continue to fund in the recognition and distribution periods for the product line.

Assets and Liabilities

The decrease in the asset value is entirely due to the depreciation and amortization of the assets. The Company has not sold, pledged or mortgaged any of the assets of the Corporation. At June 30, 2003 assets were $1,459,258 compared to $2,111,262 for the same period end June 30, 2002. Assets consisted primarily of Property and Equipment and Deferred Software Development Costs.

Liabilities were $801,641 at period end June 30, 2003 compared to $279,370 for the period ended June 30, 2002. Liabilities at June 30, 2003, consisted of accounts payable ($15,384) and notes payable ( $151,900), convertible notes ($56,480) and accrued payroll to shareholders ($188,000), in the aggregate amount of $547,764, accounting for the increase liabilities.

Stockholders' Equity

Stockholders' equity was $657,617 as of June 30, 2003, compared to $1,831,892 for the same period ended June 30, 2002. During the period end June 30, 2003, the Company, at the request of convertible note-holders, converted this debt into the restricted common stock of the Corporation. The aggregate amount of the conversion was $683,229. All convertible notes carried interest payable at varying rates from Eight Percent (8%) to Eighteen Percent (18%) interest rate.

Liquidity and Capital Resources

At June 30, 2003 the Company had negative working capital of $217,675 compared to negative equity of $249,318 for the period ended June 30, 2002.

Although the Company has sustained substantial operating loses since inception, management believes that in order for the company to remain a viable and going concern, the company must generate $ 600,000 in sales volume, equity and/or debt participation to sustain its operations for the next twelve months. At that time, management believes that sales volume will be at levels above break-even and the Company will be operating on its own.

Operating Activities

For the nine months ended June 30, 2003, net cash used by the operating activities was$ 1,501,556 compared to $2,347,716 for the period ended June 30, 2002.

Financing Activities

For the nine months ended June 30, 2003, the company generated cash from common stock sales in the amount of $1,911,634, net of brokerage commissions of $257,000 and, also provided $505,900 from the issuance of notes payable. All funds were used as working capital to finance the marketing and distribution of the company's real estate enterprise product line.

Employees

At June 30, 2003 the Company employed eleven (11) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II

Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

The Company issued 3,310,634 shares of restricted common stock during the period ended June 30, 2003. The proceeds from these cash sales of Company stock $1,911,634 were used for working capital.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

31.1      *       302 Certification by Chief Executive Officer.

31.2      *       302 Certification by Chief Financial Officer.

32.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
------------------------


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

                             RDC International, Inc.
                                  (Registrant)

Date: August 14, 2003         By: /s/ John Harkola
                              ---------------------------------------
                              John Harkola, Chairman and CEO

                              By: /s/ Anthony Cella
                              ---------------------------------------
                              Anthony Cella, CFO and Vice-Chairman

                              By: /s/ Brad Vossler
                              ---------------------------------------
                              Brad Vossler, Director

                              By: /s/ Louis Fiore
                              ---------------------------------------
                              Louis Fiore, Director

                              By: /s/ Philip E. Leone
                              ---------------------------------------
                              Philip E. Leone, Director

                              By: /s/ Benjamin H. Dickens, Jr.
                              ---------------------------------------
                              Benjamin H. Dickens, Jr., Director