Form 10KSB
period 2003-09-30
RDC INTERNATIONAL INC
filed 2003-12-29
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.:  000-29639

                             RDC International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                        65-0950425
---------------------                               ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

1819 Main Street, Suite 702
Sarasota, FL                                            34236
--------------------------                          ---------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number: (941) 365-9955

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                                Name of each exchange
                                                      on which registered
        None
-------------------------                           -----------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                         ------------------------------
                                (Title of class)

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

Yes [X ] No [_]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $23,739

     Of the 20,003,981 shares of voting stock of the registrant issued and outstanding as of September 30, 2003, 16,361,437 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

     During the fiscal year ended September 30, 2003, the Company sold 2,130,136 shares of its restricted common stock to seventy-two (72) persons for $2,130,136. For such offering, the Company relied upon the 506 Exemption,
Section 25102.1 of the California Code, Section 36b-31-21b-9b of the Connecticut Code, Section 517.061(11) of the Florida Code, Section 130.293 of the Illinois Code, Reg. 710 IAC1-13-6 of the Indiana Code, Section 17-1270a of the Kansas Code, Section 1.602 of the Maryland Code, Section 49:3-50(b)(9) of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Section .1211 of the North Carolina Code, Section 1707.03(X) of the Ohio Code, Section 401(b)(22) of the Oklahoma Code, Rule ###-##-#### of the Oregon Code, Section 211(b) of the Pennsylvania Code, Section 7-11-402(18) of the Rhode Island Code, Order 97018 for Regulation D Offerings of the South Carolina Code and Section 21 VAC 5-40-120 of the Virginia Code.

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

     The facts relied upon to make the Connecticut exemption applicable include the following: (i) the aggregate commission, discount or other similar remuneration paid or given directly or indirectly in connection with the sale, excluding legal, accounting and printing fees, did not exceed fifteen percent (15%) of the initial offering price, (15% of the initial offering price means 15% of the number of securities sold multiplied by the offering price of those securities); (ii) the issuer exercised reasonable care to ensure compliance with limitations on resale, and (iii) prior to the first sale of securities in Connecticut, the issuer filed with the Connecticut commissioner, manually signed notice on Form D, which notice included an undertaking by the issuer to furnish state securities administrators, upon their written request, with information furnished by the issuer to offerees, consent to service of process on Form U-2, the filing fee proscribed by the general statutes and the name and address of the person(s) who offered and sold the securities in Connecticut.

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

     In September 2000, Retrieval entered into a cooperation agreement with Phone Online, Inc., a Tennessee corporation ("POI"), whereby both companies can take advantage of each other's clients and contacts on a commission basis. The commission is equal to ten percent (10%) of net revenue generated by the relationship in the first twelve (12) months. The term of the contract is indefinite, but either party may terminate by thirty (30) days written notice to the other.

     In October 2000, Retrieval entered into a master service agreement with POI. The term of the agreement is the later of four (4) years and the conclusion of services under any then current work statement. The agreement is automatically renewable for successive one (1) year periods. Beginning February 2001 and for a period of three (3) years thereafter, Retrieval must pay POI eight percent (8%) of the gross revenues it generates. POI granted Retrieval a one (1) year license to use and operate its Blue Moon software on Retrieval computers. Such license is automatically renewable for successive one (1) year periods. For such license, Retrieval must pay POI an annual license fee determined by multiplying the last full month hosting fee by twelve (12). The first work statement generated under the master service agreement was for Retrieval's Qxprint(TM) 1.0 software product. The project was completed.

     Retrieval entered into a wireless Internet service agreement with Sprint Spectrum, L.P., a Delaware limited partnership d/b/a Sprint PCS ("Sprint") effective July 2001, although the document was not executed by Sprint until October 2001. Pursuant to that agreement, Sprint will place a link to RDC's Qxprint(TM) services on its Sprint PCS Wireless Web for use by its Sprint PCS subscribers. In consideration for the placement, Retrieval paid Sprint a $20,000 service fee in December 2001. Revenues will be generated on a usage basis, rather than a subscription basis, with Sprint receiving thirty percent (30%) of the gross transaction revenues. The agreement has a term of one (1) year. The agreement also is terminable by Sprint at any time with thirty (30) days advance written notice. This agreement is still in effect.

     On May 3, 2001, we incorporated Wappyhead Corp., a Florida Corporation, to develop a synchronized delivery of advertising for a broad range of application genres including short format games, extended format games, SMS messaging, FunMail, MEPostering and more. We expect to accomplish delivery via wireless networks and the Internet. This Internet based wireless application exchange portal will enable content distribution to cell/smart phones, personal digital assistants ("PDAs") and the World Wide Web. To date Wappyhead Corp. has no operations.

     On November 30, 2001, Retrieval entered into an ISV (Independent Service Vendor) agreement with Research in Motion, LTD. This agreement signifies that Retrieval is a certified BlackBerry application provider and that RIM (Research in Motion) will participate in co-marketing as well as provide Retrieval with pre-release versions and updates of the BlackBerry operating system(s). Under this agreement RIM will help facilitate relationships between Retrieval and RIM's reseller carrier partners as well as help promote Retrievals offerings to the industry.

     Retrieval entered into a BlackBerry v3.5 Beta agreement with Research in Motion, LTD., on August 28, 2002. This agreement allowed Retrieval to receive all pre-public, early releases of the BlackBerry (V3.5) operating system to help facilitate the continuing development of Retrieval's application, "Mobile Listing Advantage" as well as confidential and proprietary technical support from RIM.

     After testing and certification of Retrievals' product Qxprint(TM) by Motorola, Inc., Retrieval entered into a Software Distribution Agreement on July 8, 2002. This agreement signified that Retrievals' software, Qxprint(TM), met the certification criteria of Motorola and that Motorola would provide marketing support and allow the "Certified by Motorola" logo to be used in the companies marketing efforts.

     On November 27, 2002, RE/MAX International entered into a non-exclusive agreement with Retrieval to provide all wireless data services as a preferred vendor to all U.S. RE/MAX agents. The program, "Mobile Advantages for RE/MAX Program", makes Retrievals' product "Mobile Listing Advantage(TM)" available to all RE/MAX agents at a reduced subscription rate. Under the 2 year agreement RE/MAX will support the program through their various marketing channels including, web links, trade shows, videos and newsletter as well as allow Retrieval access to all RE/MAX agent contact information and to use their Preferred Vendors Logo Mark. A separate website has been established by Retrieval to facilitate all RE/MAX agents.

     EarthLink, Inc. entered into a Marketing Royalty Agreement with Retrieval on February 27, 2003. This agreement created a channel partnership for Retrieval allowing EartLink to resell "Mobile Listing Advantage(TM)" and for Retrieval to earn commissions on EarthLink BlackBerrys.

     On March 21, 2003 Retrieval entered into a 2-year Non-Exclusive Dealer Agreement with AT&T Wireless Services allowing Retrieval to resell AT&T BlackBerry devices provisioned for the AT&T Wireless Network.

     On June 1, 2003 Retrieval entered into an Alliance Dealer Non-Exclusive GSM Compensation agreement with AT&T Wireless allowing Retrieval to be awarded compensation for network airtime resold.

     On October 1, 2003 Retrieval entered into a Application Partner Program with Nextel Operations, Inc. Prior to the agreement Nextel tested and certified the companies software, "Mobile Listing Advantage(TM)" allowing Retrieval to display the "Nextel Certified Application" logo. This agreement paves the way for co-marketing activities between the two companies to promote "Mobile Listing Advantage(TM)".

     To gain access to the MLS (Multi Listing Service) data for the "Mobile Listing Advantage(TM)" service Retrieval enters into Data Agreement Contracts with the controlling area MLS's. Each MLS represents an areas real estate agent/broker's database of property listings. Once the agreement is signed Retrieval has access to every MLS member. To date Retrieval has signed data and co-marketing contracts with:

          Tucson Association of REALTORS
          Sarasota Association of REALTORS Venice
          Area Board of REALTORS, Inc.
          Greater Las Vegas Association of REALTORS
          Mid-Florida Regional Association of REALTORS
          Bartow Association of REALTORS
          East Polk County Association of REALTORS
          Greater Lake County Association of REALTORS
          Orlando Regional REALTOR Association
          Lakeland Association of REALTORS
          Osceola County Association of REALTORS
          West Volusia Association of REALTORS
          Tampa Association of REALTORS Regional MLS, Inc.
          Realtor Association of Palm Beaches
          Jupiter, Tequesta, Hobe Sound Association of REALTORS
          St. Lucie Association of REALTORS
          Broward County Association of REALTORS
          Boyton Beach & Del Ray Beach Association
          Boca Raton & Highland Beach Association
          Martin County Association
          North Texas Real Estate Information Systems, Inc.
          MLS PIN (Greater Massachusetts)


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

     In recent years, the proliferation of wireless communications solutions has extended the reach and connectivity of mobile professionals. For example, in voice communications, cellular telephones have enabled mobile users to place phone calls from virtually any location. Similarly, advances in wireless data communication, including wireless local area networks ("LANs") have enabled the extension of enterprise networks to the notebook computers and the hand-held information communication devices of mobile users. The projected growth of wireless data communication systems, driven by increasing connectivity options for mobile users, should result in increased accuracy, timeliness and convenience of information access, thereby reducing costs and improving productivity.

     Mobile professionals need tools that provide them with real-time access to mission-critical information at all times. RDC is in the business of providing mobile professionals with the tools they need to access data from anywhere in the world with convenience, speed, reliability and security.

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

Wireless Data: Basic Types and Applications

     While the technologies, protocols and network infrastructure supporting wireless data are often complex, most data applications can be simply divided into three (3) main types: bursty, query-response and batch-files.

          Bursty data: Quick bursts of data are sent from point-to-point. Emerging applications in this area include remote electric power meter readings, wireless burglar alarms and other remote sensing applications.

          Query/response: Query and response lies at the heart of new wireless data applications and devices that allow for wireless e-mail and Internet access.

          Batch-files: Data base synchronization.

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

     The wireless data marketplace includes the following classes:

     Wireless Handset Manufacturers: These are the companies that make wireless devices such as Nokia, Ericsson, Palm, Handspring, RIM and Motorola. These companies are generally large and are typically slow to implement new applications to their devices.

     Carriers: The carriers are the phone companies that own the networks. These include: SprintPCS, AT&T Wireless, Verizon, Alltel, Cingular, T-Mobile, Nextel, and others. These companies all have different technologies and different standards making it extremely difficult to develop applications that operate on all devices. Because these companies are generally large and slow to adopt new technologies, a new middleware marketplace has recently opened up.

     Software/Application Developers: This is the largest group of companies in the wireless data industry. There are hundreds of companies which have developed platforms and applications that utilize all the different carriers' networks and work on many or all of the hardware (phones, PDA's, Laptops, etc.). Most of these applications utilize J2ME (Java 2 Micro Edition), C+, .NET, XML to access corporate data, play games, or browse the Internet. Some of these companies include: Retreival, Broadbeam, Air2Web, HiddenMind, Everypath, Aether Systems, 724 Solutions, etc.

     Wireless Internet Service Providers (WISP's): These are the companies that provide wireless Internet access. There are two (2) different types - one
     (1) provides internet access to the mobile professional, ie: Earthlink, Wynd Communications, ArrayComm, Breakfree Wireless.

Requirements for Growth of Wireless Data Applications:

     The wireless industry must advance the following areas in order to make data applications phone-centric:

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

     Beyond these changes, applications need to be more accessible by mobile users. They must gain access to websites without having to type long website names, because typing on a phone is difficult and cumbersome. Setting alerts while mobile and receiving notifications from corporate websites and applications will address all of these issues.

     Scores of alerts are likely to be set by individual mobile users to address a variety of circumstances, including flight delays, price reductions, sale notifications, inventory changes and updated job orders. Thus, its likely alert-based systems will enable mobile users to determine what information they want delivered by setting alerts simply and quickly from their phones. This will help eliminate form factor and other inherent limitations of mobile phones that have, to date, proved to be barriers to pervasive wireless data services use.

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

     PDAs: Palm, Handspring, PocketPC
     BlackBerry Phones: Motorola, Nokia, Ericsson, Samsung, etc.
     Smart Phones or Integrated devices: BlackBerry, Microsoft PocketPC phone edition, Danger Hiptop, Kyocera, etc.
     Wireless modems: Sierra Wireless, Novatel

Wireless Data: Network Infrastructures

     While the customer usually sees seamless and reliable service, behind the scenes, the wireless data industry is still working out the "kinks" in developing and building data transmission networks and agreeing on standards and protocols. There is more than one competing vision. In the end, many experts believe that the growing market for wireless data will support multiple networks and protocols and faster speeds. GSM/GPRS is the leading network technology for wireless carriers as far as numbers. Second is CDMA. Others include TDMA, iDen, and analog services.

Realistic Data Speeds:

         GSM, CDMA, TDMA (Circuit Switched Data): 9.6Kbps (kilobytes per second)
         GPRS: 20-30 Kbps
         CDMA 1XRTT: 50-144 Kbps
         CDMA EV-DO: 144-384 Kbps
         UMTS (WCDMA): 384Kbps-2Mbps (megabytes per second)

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

     Out of this wireless data revolution, an emerging segment has appeared to further cater to the needs of business-to-business mobile commerce: mobile data (m-data). The m-data field is not a typical commerce site where goods and purchases are sold or generic Internet content is viewed. Rather, it is about specially designed wireless applications that remotely control the distribution of business data and documents. Companies are beginning to consider m-data technology because they do not want to make the same mistakes that may have led them to dispel the potential of the World Wide Web when it first arrived.

     For many companies, m-data is not simply taking web-enabled corporate applications and delivering them via browser to the mobile device. Instead, they are taking systematic approaches to meet the needs of their mobile employees and their customers, such as location, response time and productivity levels. It is those companies who understand, embrace and build m-data strategies that capture higher customer retention levels, which allows for more profitability and market share.

     Technological advances (such as digitalization, data compression, smaller devices) and critical regulatory decisions (to license new spectrum for cellular telephony and other new applications) have greatly increased the availability of wireless communications while reducing costs. The result has been dramatic growth in the market for cellular telephones. For example, cellular telephone subscriptions have increased from just over 2 million to more than 100 million in the last ten years.

     Within the wireless data market, many experts in the field predict strong growth. The following sets out some of their predictions.

     International Data Corp: Worldwide spending on information technology should grow 5 percent to $916 billion next year, while purchases of telecom services are expected to rise 4 percent to $1 trillion. After rising 12 percent in 2000, the last year of the dot-com boom, technology spending fell 1 percent in 2001 and 4 percent in 2002, IDC analyst Stephen Minton said. He predicts spending will end up relatively flat this year, with growth in the United States and emerging markets but declines in Europe, Japan and Canada. Next year's growth is expected to come from improving business confidence and pent-up demand for technology products and services at companies that reined in spending during the last few years. The findings were based on conservative assumptions about the economy, meaning even bigger boosts could be possible. Indeed, CIO magazine said Monday that its October survey of 243 corporate technology managers found that their budgets will grow an average of 6 percent in the next year.

     Gartner Group: "The opportunity for wireless data communication in the United States is huge, with 25.3 million of the 112.1 million workforce having a mobile job requirement, but growth will be slow and steady." Source: The Gartner Group, The Dataquest Market Analysis Perspective, "Wireless Data in the United
States: Pieces of the Puzzle are Missing, but a Picture is Taking Shape."

     Red Herring: "By 2003, there will be 1 billion wireless phones in use." (Goldman Sachs as reported in Red Herring, Oct. 2000)

     Cahners In/Stat:

     Jan. 2003 - "The market for Internet access devices (including personal computing devices, mobile phones, Internet-enabled set top boxes, Internet appliances, smart appliances and white goods) is expected to grow at an overall annual rate of 28.2%, in terms of units between 2001 and 2006. According to In-Stat/MDR, growth is expected to rise to over 790 million units in 2006 from about 226 million units in 2001. Although the PC and mobile phone segments represent the greatest percentage in terms of unit shipments, Internet appliances, which include Internet terminals and Tablet PCs, will have the highest CAGR over the period, with 74.3%."

     Oct. 30, 2002 - "Although the wireless data/Internet market has had to bear the brunt of some tough public criticism, it is steadily progressing, according to In-Stat/MDR. The high-tech market research firm reports that there are some very bright spots in the wireless data market. The availability of the proper infrastructure and color handsets, and the rollout of next generation services such as CDMA 1xRTT and General Packet Radio Service (GPRS), is aiding the market's growth. Overall, the messaging market (thanks to the newer Enhanced Messaging Service (EMS) and Multimedia Messaging Services (MMS) that support graphics and video) will continue to outstrip the wireless Internet market, in terms of subscribers, through 2006, growing from an estimated 305 million at the end of 2001 to more than 1 billion by the end of 2006. While smaller than the messaging market, the wireless Internet market is growing at the same pace."

     Communications Today: "More than half the U.S domestic workforce -- some 67 million people -- will be mobile by 2006, representing a strong market for wireless device, application, and service providers, according to a study by Access Markets International Partners. The New York-based firm's study projects that the number of commercial wireless data users will nearly double every two years from 3.7 million in 2001 to more than 26.4 million in 2006. In addition, sales of mobile devices capable of accessing data and Internet services in the commercial market will reach 48.7 million units in 2006, representing $14.2 billion in revenues. The small to mid-sized business sector (businesses with fewer than 500 employees) will lead the wireless data market in the near term as it grows at a 44 percent compound annual growth rate, from 2.5 million users in 2001 to nearly 16.3 million in 2006. Large businesses will comprise 38 percent of the wireless data user market in 2006." Source: Communications Today, "U.S. Workforce Mobile Data Demand Growing," Mar. 26, 2002.

     IDC: A study by IDC found that "the marketplace for wireless infrastructure and application services (WIAS) is gaining considerable momentum and has significant long-term potential. IDC forecasts that "the worldwide wireless and application services market will increase from $31.1 billion in 2002 to $68.4 billion in 2007, representing a compound annual growth rate (CAGR) of 17.1%." "Among U.S. industries, communications and media, retail, logistics, and health care will embrace WIAS at the fastest rate and with the largest level of expenditures. Collectively, U.S. industries are expected to spend $25.6 billion by 2007 representing a five-year CAGR of 16.9%." Source: IDC Press Release, "Wireless Infrastructure and Application Services Market Presents Opportunities Although Obstacles Remain, IDC Says," Apr. 23, 2003.

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

     Mobile Back Office Support: Mobile professionals now have a tool to empower themselves to get things accomplished the way they prefer. Instead of having a back office support person distributing brochures or letters, the mobile professional can handle the allocation and improve response time and customer relationships. This is especially true in an after-hours setting when no back office person is available.

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

     Decrease users' airtime costs. Presenting only relevant information and using push technology will assist in this area.

     Beyond these changes, corporate applications need to be more accessible by mobile users. The user must gain access to websites and corporate intranets without having to type long URL's, because typing on a phone is difficult and cumbersome. Setting bookmarks on the server side and pushing them to the mobile devices can help reduce this burdensome process. When accessing corporate applications a device id script on the server side can reduce levels of authentication and access time.

     We expect to see a number of initiatives in corporations mobilizing their most commonly used applications. Some of these applications will include ERP, CRM, Accounting, and Supply Chain Management. For example, consider the following: A mobile sales professional carries only a mobile phone (no pager, no PDA, no PC). While out of the office, a customer would like to see what kind of inventory levels the salesperson's company has of a certain product. Basically, the mobile phone acts as a remote control emulator allowing the customer to view actual inventory levels from his company's ERP application.

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

     Taking an application wireless involves much more than simply porting an existing Internet site to a browser-enabled phone. Mobile applications differ greatly from ones created for PCs and laptops because their users have a different set of needs and expectations. Users want wireless transactions that are available at any time, are easy-to-use, tailored specifically for their requirements, and executable in minutes. In order to deliver on user expectations, developers must create a comprehensive application specifically targeted for wireless devices, rather than just adding wireless accessibility to existing websites.

Products and Solutions Designed for Mobility

     Team RDC

     RDC provides products, applications and custom solutions. Based on the successful development and launch of its existing products, RDC has formed a Professional Application Services Group. The Retrieval Dynamics Professional Application Services Group ("Team RDC") delivers wireless and Internet integration into usable applications that enables real-time information and data to enhance business processes. The result to the enterprise is in acquiring new customers, maintaining existing customers, increasing profit on revenues, and adding new channel opportunities to do business.

     Our strategy is to be a dominant provider of wireless data solutions to vertical markets using our engineering expertise, knowledge of the mobile workforce and strategic partnerships with both hardware manufacturers and network providers. RDC's core competencies revolve around providing companies with access to data. Data access can be achieved through multiple channels such as the Internet, the PC, telephony and the wireless handheld devices. RDC's approach includes integrating all of these channels with the data source, focusing primarily on the wireless or mobile display and input of that data.

     Team RDC's area of concentration is mobile technology, in order to provide business solutions that help SME's (small and medium sized enterprises) achieve a positive return on their investment; business solutions that integrate with legacy systems and core business processes; and business solutions that harness the unique characteristics of mobile devices and technology to drive down costs and deliver value regardless of location. Mobile solution services range from: infrastructure, back office, supply chain (SAP), e-commerce, purchasing, operations, resource planning (ERP), inventory (S&OP), work-in-progress, sales
(FFA), customer relationship management (CRM), technical support and the total enterprise application integration (EAI). Our main focus is on data and mobility of the information that allows for wireless integration with IBM, SQL, Oracle, SAP, or legacy databases.

     By utilizing best-of-breed, state-of-the-art processes and technology in implementation, Team RDC is able to minimize the time needed for application deployment and reduce the cost of application design, development, testing, and integration. Team RDC is experienced in helping customers realize the full potential of our applications and custom mobile solutions by providing a range of services to enhance the quality of our software and minimize the risks involved in the deployment process. Team RDC designs mobile applications that integrate with a variety of business processes and vertical markets, such as:

     -    Mobile portals
     -    Mobile supply chain management
     -    Mobile travel management
     -    Field force automation
     -    Customer relationship management
     -    Mobile retail and sales solutions
     -    Mobile Healthcare solutions

     Team RDC provides their customers with a total mobile solution. These solutions are comprised of mobile strategy design and consulting, custom application development, and the selection, procurement, and provisioning of the mobile devices and networks. Our established partnerships with the industries leading edge device manufacturer's, and network operators allow us to provide the most cost-effective and best technological turn-key solution for any business.

HORIZON

     An important part of being successful in business is the ability to leverage one's core competencies. RDC's strength is our ability to bring together many best-of-breed wireless technologies and offer our customers their collective benefits, seamlessly under one platform that we call HORIZON. This technology platform enables us to rapidly implement enterprise solutions. Currently, the Company is marketing its solutions under three brand names:
Qxprint(TM), GoFigure(TM) and Mobile Listing Advantage(TM) powered by DocLynx(TM). RDC is also aligning itself with industry leaders to form partnerships with companies who understand our ability to extend their sales forces and create additional revenue streams.

     For a wireless application to be successful, it must be developed from a multi-channel perspective and not from the viewpoint of any single mobile appliance. Implementing the mobile solution on a platform with an XML-based architecture is a critical success factor. XML is important because it provides a standardized format and data description that can then be transformed to meet the constraints of a wireless (or other) device. By utilizing XML, the data and business logic can be separated from how it is presented. A robust wireless solution should also include the ability to use other interfaces and formats (such as HTML, JDBC, or SQL) to access data sources and create XML.

     Moreover, the mobile application should be developed utilizing a platform that leverages the existing wire line application infrastructures and the business logic they embody. This platform architecture should be designed to accommodate the evolution of existing channels and devices. With the variety of wireless devices and their constantly changing capabilities, RDC has developed client software for a number of wireless devices with a focus on ease of use. RDC's HORIZON platform delivers data to these devices via a number of different methods. One method includes a wireless application gateway that utilizes an XML conversion from the data sources by rendering it to the wireless devices via XSL style sheets developed around a device's graphical specifications. In addition, the HORIZON Platform can deliver data via XML over HTTP, email, or Webservices depending on the application.

     The HORIZON Platform and RDC's RAD3 (rapid application design, development, and deployment) methodology can be used to create a wireless bridge between corporate mobile users and business-critical and time-sensitive applications. The technology can also be used to extend existing e-commerce capabilities to business partners operating within a company's supply chain, and target the benefits of these systems to a variety of non-PC mobile devices. In many cases, only certain portions of applications are wirelessly enabled. The whole idea is to bring the customer closer to the core business process and in doing so establish a comfort level that enhances the entire wireless transaction experience.

Qxprint(TM)

     Our initial product, Qxprint(TM) is a wireless hand-held Customer Relations Management ("CRM") application that allows mobile professionals to perform common business transactions anywhere. By setting up an account on the Qxprint.com website, the user can upload and manage their Outlook, Act!, and Palm contacts and all types of printable files thus allowing the mobile user to merge new and stored contacts to their secure pre-defined documents stored in their private directory. With a simple execute command from the handheld device, the information can be sent to the user's desired contact via e-mail, fax or to the Print-On-Demand facility for a mailed hardcopy. Next, a return e-mail confirmation receipt is immediately sent to the user notifying them of a successful transaction. Most importantly the Qxprint(TM) transaction will work on virtually any wireless appliance including the RIM and Motorola 2-way pagers, WAP phones, Palm OS devices, and the assorted Windows CE and PocketPC devices.

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

Qxprint(TM) registration and the uploading of the documents for storage is free, users pay only for their transactions.

     Qxprint(TM) is our entry point into corporations. By enticing companies to use Qxprint(TM), we are offering a "risk-free" wireless solution that can help educate mobile professionals and help the company position itself to extend other applications to their mobile workforce. We are poising ourselves to become the wireless expert that will help companies adopt m-data solutions.

Mobile Listing Advantage(TM), powered by DocLYNX(TM)

     Because e-mail/SMS technology is so prevalent in wireless data today, application developers need to leverage this technology framework in designing and developing new applications. Companies have been able to use e-mail to gather and forward information for the last several years. Information received via e-mail is often used in other applications. To transfer information from e-mail messages to other applications, one has to parse and process it first. Manual processing of messages requires much time and effort, and errors are very probable with it. An e-mail parser makes message processing more effective, as it automatically parses, processes, and transfers data to other applications.

     An example of developing wireless applications with this technology can include using an e-mail parser to retrieve and view database information, files, or content stored on servers. The parser can be used to do the following jobs automatically: processing of order forms received via e-mail, sending replies to clients, filling order databases, sorting and redirecting e-mail message flows, compiling mailing lists, maintaining statistics of any kind, and saving back-up copies of important messages. This same technology can be developed for SMS which uses both SMTP, the standard e-mail protocol and the newer SMPP.

     Mobile Listing Advantage(TM) is a hosted wireless application targeting the real estate professionals, namely agents, brokers, and appraisers. Mobile Listing Advantage(TM) is an extremely easy to use and powerful application that allows portable access to the Multiple Listing Service ("MLS") database through a Wireless Handheld Device. It is powered by RDC's patent-pending technology platform called DocLYNX(TM).

     Because Mobile Listing Advantage(TM) is integrated with the MLS database, the registration process will first verify that the user is an actual licensed agent or broker. After registration, the realtor is then assigned a secure user id and password to enter the protected area of the website. This includes a general "Account Management" page where the user can change billing and personal information; a "Request History" page that displays all requests made from the mobile device to the server so the agent can alleviate the hassle of re-querying the MLS database when they are on their PC; and a "Manage Request" page, which allows the user to customize the output or content sent to their device. After customizing their web interface, the agent can then begin to use their wireless devices from the field to access real-time MLS data.

     This application utilizes the simplicity of e-mail protocols. Passing commands through e-mail or SMS provides all the user functionality. After a command is sent from the pager to the DocLYNX(TM) server, it will be interpreted and a response sent back to the pager in a pre-defined format. This common off-the-shelf parser is integrated through scripting languages based on Microsoft Active Scripting technology, JavaScript and VBScript with an SQL database that pulls directly from the MLS database. The parser in this case downloads messages from the DocLYNX(TM) mail servers and processes them using a list of rules set up by on the website and the query. These rules consist of filters and processing components. When downloading a message, the parser checks whether it is to be processed or not using filters. If the message is to be processed, the parser adds it to processing queue. Upon completion of the working session with a mail server, the parser processes all the messages in the queue. Processing components are used to parse, modify, and store data from messages. In the case of Mobile Listing Advantage(TM), all responses or messages will reflect the most recent real-time MLS data. An additional "drill-down" feature incorporated into this product allows clients to use the "Reply" e-mail function to find additional information in the MLS database, such as a more complete listing of the specific real estate property.

     To facilitate multiple devices, the Mobile Listing Advantage(TM) device side software (the client) has also been scripted in JAVA. This software language allows the service to be made available over any JAVA enabled device, which includes PDAs and cell phones.

     Currently, RDC supports the BlackBerry family of wireless handheld devices. Support for other devices such as Palm and Handspring are scheduled for the fourth quarter of 2004. RDC has become a Sub-Dealer for Research In Motion ("RIM") allowing us to bundle Mobile Listing Advantage(TM) on the popular BlackBerry Handheld Wireless device and sell the service as a "Bundled Solution." Along with the hardware, we also offer network connectivity through national carriers such as T-Mobile, Nextel, AT&T and others. RDC has also been selected as a "preferred vendor" for RE/MAX International, allowing the Company to co-market Mobile Listing Advantage(TM) directly to RE/MAX's 75,000 members throughout the United States and Canada.

GoFigure(TM)

     GoFigure(TM) Carrier Edition is a J2ME MIDP (Mobile Information Device Profile) form based application that allows mobile sales professionals to create line-item quotations on their mobile phone. These quotations show the part number, description and price in a nicely formatted document complete with terms and conditions. You can add one or many items in a single quote, which then can be faxed or e-mailed to your contact. GoFigure(TM) Carrier Edition costs $5.00 per download. Each downloaded version gives you 10 faxes and unlimited e-mail. GoFigure(TM) Carrier Edition has been launched on Nokia's Tradepoint Platform. Nokia Tradepoint is an online business-to-business marketplace and solution-matching service, where applications are sold directly to operators, XSPs and enterprises around the world. Nokia Tradepoint contains a wide spectrum of applications covering business, finance and entertainment. GoFigure(TM) Carrier Edition is also available through Cingular and Nextel.

     GoFigure(TM) Enterprise Edition is a fully integrated mobile sales force automation software application designed to work on the new RIM BlackBerry handheld devices. This application, which resides behind the corporate firewall, combines the simple and efficient Java 2 Micro Edition with a scalable robust server based application that can extract and manipulate sales, marketing and manufacturing data stored in corporate databases or in an ERP system. GoFigure(TM) Enterprise Edition allows the mobile sales professional to have real-time, intuitive mobile access to business critical information and product data that enhances sales opportunities, increases customer satisfaction and grows revenue faster and more profitably.

     Java offers specific advantages for wireless users. It enables users to store information on the handheld without having to access a wireless network every time the same information is needed. Java also provides a feature-rich and open development platform for creating new applications.

     The GoFigure(TM) Enterprise Edition solution is targeted at manufacturing, distribution, construction and service industries. It is sold in either an ASP solution or as an enterprise server package with an annual per seat license and maintenance fee.

Status of Publicly Announced Products and Services

     Qxprint(TM): Version 1.0, released January 2001. Version 1.5, released in June 2001, is currently on the market.

     Mobile Listing Advantage(TM): Version 1.0, released October 2001. Version 1.5, released August 2002. Version 3.0, released January 2003. Version 3.1, released March 2003.

     GoFigure(TM): Enterprise Version 1.0, released May 2002. Version 2.0, released May 2003, is currently in Beta testing.

     GoFigure(TM): Carrier Version 1.0, released June 2002, is currently available through Nextel, Cingular Wireless and Nokia Tradepoint.

Business Strategy

     Our business strategy is to be a niche provider of eWASP(TM) technology and information management tools, programs and products by using the expertise of our staff in providing solutions for the enterprise and application development. This strategy is dependent upon our continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products.

     We are in the process of vertically positioning Qxprint(TM) as a back office tool that will enable clients to send documents from wireless devices in real-time through print, fax or e-mail. Mobile Listing Advantage(TM), for the real estate professional, was launched in October 2001. It is intended to provide the mobile professional with a data application and information tool, bundled with vertically specific functionality, in order to provide a complete wireless solution for the user's business needs. We are seeking to maximize a recurring revenue stream initially by extending our eWASP(TM) services to a variety of professional vertical markets and custom wireless application development. Our objectives for our software applications include the following key elements:

     * to sell our products in many vertical markets, as the market for wireless technologies is developing;
     * to build a subscription base for DocLYNX Lite for the real estate professional;
     * to maintain Qxprint(TM) as a horizontal wireless application marketed to mobile sales professionals;
     *    to develop niche vertical markets for Qxprint(TM) enterprise editions;
     * to pursue marketing opportunities that allow us to develop the market presence needed to support sales goals and to attract developers of new products and services;
     * to maintain and strengthen strategic relationships with suppliers and customers;
     * to focus on providing a quality product, in addition to support and development after the sale;
     * to utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets;
     * to pursue selective partnerships to expand our capabilities, products and services.

     Our revenues to date have been marginal and therefore our business strategy is based entirely upon our continued capital raising activities. We expect future revenues to be based upon license fees for GoFigure(TM) subscriptions and transaction fees from our Qxprint(TM) product. Mobile Listing Advantage(TM) is a subscription based model and is sold as a bundled solution including hardware and network sales. Additional monies are also received as a result of sales of RDC common stock.

     Our revenues are dependent on the volume of sales of our products. Revenues from sales are recognized in the period in which revenues are earned. Our gross profit margin will be determined in part by our ability to estimate and control direct costs of production and shipping and our ability to incorporate such costs in the price charged to our customers.

Marketing and Distribution

     The integration of wireless networks with the Internet, combined with the convergence of "smart" mobile devices incorporating newly-designed web browsers and operating systems that will accommodate third-party applications, is anticipated to change drastically the way people around the world conduct their businesses and utilize their leisure time. The strongest user demand for wireless Internet services comes from three categories: e-mail messaging, World Wide Web browsing, and pull content (also known as Web clipping).

     Of the three, e-mail messaging is the most critical. Workers have come to rely upon e-mail and want access to it all the time, even when they do not have access to a phone jack. Other applications that appear to have become popular for the mobile professional include document retrieval, print and fax on demand, voice recognition, video conferencing and personal information management. Vendors are developing new portable computing devices at breakneck speed. Wireless data currently allows customer service, sales executives and others to perform where customer demands dictate and with minimal restriction. This should be a key revenue producer for companies with one hundred (100) or more employees and should provide a wide marketing opportunity for wireless equipment, wireless applications development and wireless services.

     Our marketing plan is to provide a total "Bundled" solution to the mobile professional. We are positioning ourselves as a vertical centered Wireless Product, Program, Application and Solution Provider. Also, we will continue to develop multi-platform applications to benefit mobile professionals, as well as resell wireless hardware and network.

     Our objective for the horizontal version of Qxprint(TM) is to achieve ten thousand (10,000) customers in 2002, seventy percent (70%) from Internet marketing and thirty percent (30%) from basic marketing. We are making a major effort for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint(TM) vertical solutions are based on modification, customization and licensing fees.

     Mobile Listing Advantage(TM) is target marketed to real estate professionals. We are actively pursuing license agreements based on a revenue share model with individual MLS boards and other MLS data aggregators, as well as national real estate brokerages. Once agreements are in place, the Company will partner with each MLS source to market directly to the realtor. RDC has signed agreements with twenty-one (21) MLS boards, with sixteen (16) still pending, and we will continue to actively pursue others both in the United States and abroad. There are approximately 750,000 active real estate professionals in the United States today and we plan to have a penetration of 10% of the market by fourth quarter 2004. Mobile Listing Advantage(TM) is being marketed by RDC, RIM, RE/MAX International, Nextel, T-Mobile, AT&T Wireless, Cingular and channel partners.

     Our strategy is to become a dominant provider of wireless data applications and information management solutions by using management's expertise and knowledge of information management; aggressively promoting our products through direct sales, advertising, Internet branding and trade show marketing, and forming strategic alliances with key industry leaders. We seek to maximize our recurring revenues by providing monthly ISP and wireless services for our applications along with site licenses for our enterprise editions. Management also plans to enter new domestic and foreign markets by expanding into other vertical and horizontal markets, increasing the number of our channel partner relationships and fostering new strategic alliances.

     We perceive the keys to meeting our strategic marketing objectives include the following:

     Provide a bundled solution: We will continue to build our relationships with hardware manufacturers, as well as network carriers, to be able to offer "One-Stop-Shopping" for our enterprise and consumer applications.

     Build critical mass: We must build a branding strategy through aggressive promotion of our vertical market based applications. This can be done through advertisements in various trade specific magazines and websites. We have participated and we intend to continue to participate at several trade shows where representatives can demonstrate our products and services. Thus far, we are pleased with the feedback we have received on our products and services. Our marketing strategy includes press releases on new developments along with speaking engagements for top managers to promote and build brand awareness. Also, we may seek the expertise of a large public relations firm to build top of mind awareness not only in our vertical markets, but also the investment community; however, no specific plans along this area have been finalized.

     Develop the market for existing and new products for mobile  professionals:
     Our initial focus is to meet the needs of the mobile professional. We have been and we will continue to focus on the sales professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner. We plan to develop what we believe will be a complete solution that includes the software as well as the platform on which to drive customer information needs. We plan the development of additional services that will expand and enhance the capabilities of Qxprint(TM), DocLYNX(TM) and GoFigure(TM). These enhanced functions are intended to allow our professional clients to use information more efficiently and effectively.

     Expand into new industries: Management believes that it can apply our information management solutions and wireless applications in any market, including, but not limited to, real estate, financial, insurance, construction, industrial and legal. Additionally, we believe our products are easily adaptable to horizontal markets including traditional industrial businesses, manufacturing and distribution.

     Pursue channel partners, direct response marketing, and strategic acquisitions: We intend to market our products through channel partners who share our goals and values, direct marketing efforts and traditional marketing. Additionally, we are seeking strategic alliances with companies who could provide us with access to their databases. Currently, hardware manufacturing partners such as RIM provide valuable leads and sales support, creating a virtual sales force for the company.

     Develop our customer base and strengthen the Qxprint(TM), Mobile Listing Advantage(TM), powered by DocLYNX(TM) and GoFigure(TM) brands through enhanced sales and marketing promotions: We intend to be aggressive in our marketing mix by promoting the DocLYNX(TM) and Qxprint(TM) brands, as well as its HORIZON platform. We intend to target DocLYNX(TM) technology in the real estate, property management, financial services, alarm, insurance, construction, and related industries. Initially, our plans include a continued testing phase that should allow us to collect and analyze customer feedback. With this information, we hope to formulate a print and Internet advertising campaign along with presentations and exhibits at trade shows to generate top of mind awareness targeted to the mobile professional.

     Develop an in-house marketing  communications and customer support program:
     Our marketing staff has developed marketing and sales literature along with demonstration tools that support both direct sales and customer support. Our websites are scheduled to be constantly updated to show the most recent developments and partnerships. We are striving to offer the best customer service possible by seeking solutions and answers in a timely fashion. We have staffed a customer service department and we will use automatic e-mail responses for common questions or problems. To achieve long-term success, we believe we must strive for superior customer service, customization of products and services, interactivity and maximum buying convenience.

     Maintain  and  strengthen  our  strategic   relationships  with  suppliers:
     Building a successful business requires strategic initiatives that will provide access to potential customers and entry into new and targeted markets, develop and affirm credibility in the market place, generate name recognition, allow for alignment with reputable and well known or established companies with significant customer bases, and permit a company to enlist technologies that supplement existing or in-house technology and applications. It is critical to build a "spider web" in strategic alliances and partnerships. Just as the spider, when weaving a web, one must start with one strand then begin to build the total web. Rarely does the spider catch anything until the web is completed, so that is our strategic plan, that is, to build a solid base of partnerships and alliances to better position us for growth and profitability.

     We believe that strategic positioning and planning are critical for a successful business, whether a startup or for an established company. In order to accomplish these goals, we believe strategic partnerships provide critical supplementation of existing products, services or technologies. We believe these partnerships and the strategic positioning will enable us to provide robust and successful applications at a faster rate to meet market and customer expectations. Building this strategic positioning and moving to create these partnerships we believe is a key to success for a global mobile application developer.

     Thus far we have developed the following strategic partnerships and alliances that we believe will provide a critical basis for growth and profitable business opportunities in the near future:

     RIM's portfolio of award-winning products includes the family of RIM Wireless Handhelds, the BlackBerry(TM) wireless email solution, embedded radio-modems and a suite of software development tools. RIM Wireless Handhelds are revolutionary communication devices that allow mobile professionals to send and receive email wherever they go. All RIM handhelds incorporate breakthrough wireless technology to deliver simple, mobile email access. RIM is a company with proven technologies and a history of developing breakthrough wireless data solutions. At the core of RIM's products is leading-edge radio technology. This technology has been incorporated into all of its products including award-winning RIM Wireless Handhelds and industry-leading radio modems. We have signed a contract to become an ISV Solutions Alliance Program partner, as well as a RIM Sub-Dealer. This contract brings to us co-marketing opportunities and BlackBerry(TM) certification, as well as the opportunity to resell RIM's line of products. We believe this will lead to increased customers, as BlackBerry(TM) users are a targeted wireless audience representing early adopters of wireless and technology. RIM is expected to pull us into many new niche markets, as they are looking for content providers and being certified, we expect to receive referrals to wireless application development opportunities. The RIM Sub-Dealer program will allow the company to offer a "Bundled-Solution" to its customers and increase revenues through hardware sales.

     T-Mobile USA is based in Bellevue, WA, and is a leading provider of digital wireless communications in the United States, with 7 million subscribers. T-Mobile has experienced significant growth over the past year. T-Mobile and its affiliates now offer service in 20 of the top 25 wireless markets. T-Mobile uses and operates the Global System for Mobile (GSM) communications technology platform, which is the established standard in most countries outside of the United States. Adopted by 158 countries, GSM accounts for approximately 70 percent of the total digital wireless market. T-Mobile is the only U.S. wireless telecommunications provider with a national GSM wireless technology network, which gives customers the choice of using their T-Mobile number when traveling internationally and supports roaming capabilities for other GSM customers traveling to the United States. T-Mobile operates on the business proposition of providing customers the best value in wireless service. "GET MORE" is T-Mobile's promise to customers to provide more minutes, more features and more service than any other wireless provider in the markets they serve. We are an authorized dealer for both the voice and data plans provided by T-Mobile.

     RE/MAX has selected RDC to be a "Preferred Vendor" for wireless devices and relevant applications under the program name "Mobile Advantages". The RE/MAX franchise network, celebrating 30 years of consecutive growth, is a global real estate system operating in 42 countries. More than 4,400 independently owned offices engage over 80,000 member sales associates who lead the industry in professional designations, experience and production, while providing real estate services in residential, commercial, referral, relocation, and asset management areas.

     Sprint PCS is the largest wireless network carrier in the United States with close to 2 million wireless subscribers. They also represent one of the largest wired telecommunications companies in the United States. We have finalized an agreement that places the Qxprint(TM) application on the Sprint PCS wireless devices as an included, certified application. It is anticipated that this will give us immediate access to a targeted wireless population and potential customer base. We believe this application and relationship also will allow us quicker and more direct access for other content applications to be delivered to Sprint PCS and their growing wireless customer base.

     AT&T Wireless (NYSE: AWE) is the second-largest wireless carrier, based on revenues, in the United States. AT&T Wireless has signed an agreement with us to be a program partner in Mobile Listing Advantage(TM). This agreement allows us to resell AT&T Wireless products and network connectivity and makes Mobile Listing Advantage(TM) available to AT&T's sales force. With
     21.1 million subscribers as of March 31, 2003, and revenues of nearly $16.0 billion over the past four quarters, AT&T Wireless delivers advanced high-quality mobile wireless communications services, voice and data, to businesses and consumers, in the United States and internationally.

     Nextel Communications, a Fortune 300 company based in Reston, VA, is a leading provider of fully integrated, wireless communications services and has built the largest guaranteed, all-digital, wireless network in the country. The Nextel 4-in-1 service--Nextel Digital Cellular, Direct ConnectSM, Nextel Mobile Messaging and Nextel Online(R)--covers thousands of communities across the United States. Nextel and Nextel Partners, Inc., currently serve 293 of the top 300 U.S. markets. Through recent market launches, Nextel and Nextel Partners service is available today in areas of the United States where approximately 242 million people live or work. Mobile Listing Advantage(TM) has received Nextel Certification and will be resold through Nextel sales channels. GoFigure(TM) is available for purchase through Nextel's wireless application website.

     EarthLink is the Internet service provider (ISP) solution for an impatient world. We have signed an agreement which allows EarthLink to resell Mobile Listing Advantage(TM) provisioned on hardware devices. As a channel partner, EarthLink will provide both hardware and network connectivity, as well as customer support. Headquartered in Atlanta, EarthLink has earned a national reputation for outstanding customer service and its suite of online products and services. According to J.D. Power and Associates, EarthLink is ranked Highest in Customer Satisfaction among Dial-up ISPs and tied in the ranking for Highest Customer Satisfaction Among High-Speed ISPs. Serving approximately five million subscribers, EarthLink offers what every user should expect from their Internet experience: high-quality connectivity, minimal drop-offs and ISP-generated intrusions, and customizable features. Whether it's dial-up, high-speed, Web hosting, or wireless Internet service, EarthLink provides the tools that best let individuals use and enjoy the Internet on their own terms.

     Motorola is one of the largest device and system providers globally, competing primarily with Nokia, and Ericsson. Motorola also is a global leader in providing integrated communications solutions and embedded electronic solutions. These include (i) software-enhanced wireless telephone, two-way radio and messaging products and systems, as well as networking and Internet-access products, for consumers, network operators, and commercial, government and industrial customers; (ii) end-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators; (iii) embedded semiconductor solutions for customers in the networking and computing, transportation, wireless communications and digital consumer/home networking markets; and
     (iv) embedded electronic systems for automotive, industrial, transportation, navigation, communication and energy systems markets. We earned Motorola certification for the Qxprint(TM) application as well as signing the Motorola contract to allow Motorola to demonstrate on their devices our products and technology. In addition, negotiations are in process to become a certified development partner for Motorola's enterprise application group. We anticipate that this will provide sales and development opportunities to expand the out-reach of in-house sales and marketing. Further, we anticipate that this will provide an entry into testing facilities for application feasibility and robust capability.

     An agreement is being finalized with Armando A. Mann of AldeaX Group, for that group to act as our exclusive agent for Argentina and Uruguay. Mr. Mann was the past president of the South American Telecommunications
     Association, which represents 52 different network carriers. Mr. Mann brings with him many years of telecommunications experience and we believe he offers a headstart for our entry into the Latin American market place.

     Wireless acceptance has been more rapid in Asia, Latin America, and Europe than in the USA. We expect other opportunities within Latin America to come from this relationship.

     Microsoft provides a directory of wireless developers. We are a qualified member of this directory and as such, we have access to development tools and PR. Our wireless applications and ASP is on a Microsoft platform and uses its gateway. We are a complete end-to-end Microsoft wireless and Internet solution platform.

     Casio has made us a resale partner for their PDA devices and provide us with discounts on device hardware. Also, we expect to receive coop dollars for coop marketing and advertising promotions. It is anticipated that this will allow us to offer complete wireless solutions that include device recommendations.

     IBM Solution Partnership is a business partner that will qualify us for co-marketing opportunities and referrals to enterprise customers for wireless applications. This in turn helps IBM supplement their e-business and wireless opportunities.

     We are listed on Cingular's Developers Directory and we anticipate that the
     relationship   will  evolve  into  a  solutions   alliance   program   with
     co-marketing opportunities and certified applications.

     We are in the process of being listed on AT&T Wireless' Developers Directory. We believe this will allow us to be part of their testing of applications and certification protocol and to enter into marketing and joint PR opportunities.

     We are listed in Palm Developer Network's Palm Solutions Alliance and co-marketing directory for our devices, software and operating systems.

     Openwave(TM) is the world's largest provider of mobile Internet software backed by industry-leading Customer Services. They provide Communication Service Providers ("CSPs"), including wireless and wireline carriers, ISPs, portals, and broadband providers worldwide, with the software and services they need to build boundary-free, multi-network communications services for their subscribers. Openwave(TM) customers currently serve more than half of all mobile subscribers across the globe and include AT&T Wireless, Verizon Wireless, Sprint PCS, and Nextel, as well as Japan's KDDI and BT's Genie. Openwave(TM) Mobile Browser(TM) software is embedded in more than 70 percent of all Internet-enabled phones. We are listed as one of the wireless developers in their co-marketing directory.

     We intend to pursue selective acquisitions to expand our capabilities and available resources through companies such as a wireless ISP, an imaging print on demand company, another wireless application service provider or a software development company. No acquisitions are planned or pending at this time.

Competition

     We face competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have capabilities that may allow such competitors to offer their products at prices which may compete with our products. Our products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of our competitors. Our business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on our business, financial condition or results of operations.

     Notwithstanding the increasing competitiveness of our market, we believe that our competitors face substantial barriers to market entry. We believe our technology expertise, early entry into the marketplace, strategic partnerships and our understanding of the mobile professional give us an advantage over our competitors.

RDC's competition varies depending on the product/service offering.

     GoFigure(TM):    Indirect   competitors:    Siebel,   Pivotal,    SalesNet,
     SalesForce.com

     Mobile Listing Advantage(TM): PocketRealEstate.com, Supra Interlogix

     Qxprint(TM): File Fish, AirEight, XDrive, GoAmerica

     Custom  Applications:   Aether  Systems,  Air2Web,  Everypath,   iAnywhere,
     Hiddenmind

Sources and Availability of Raw Materials

     The materials and equipment needed to produce our software products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Dependence on One or Few Customers

     We will rely heavily on our customers' preferences to best determine the products that we will produce. The commercial success of our products will depend on our ability to predict the type of product that will appeal to a broad spectrum of the populous and the affordability of our products. Although we plan to test market our products future products prior to their release, there can be no assurance that we will be able to predict the appeal of our products before their production. Considerable expense is incurred on production costs before a product can be test marketed. Therefore, although a product which tests poorly can be scrapped before additional expenses associated with release is incurred, including marketing and distribution costs, we may have to bear the expense of production of some products, which may never be released. This may have a material adverse effect on us.

Research and Development

     We believe that research and development is an important factor in our future growth. The software industry and data storage and transmission are closely linked to the latest technological advances. Therefore, we must invest continually in technology in order to provide the best quality product to the public and to compete effectively with other companies in the industry. No assurance can be made that we will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid rate at which technology advances, our equipment may be outdated quickly, preventing or impeding us from realizing our full potential profits.

Patents, Copyrights and Trademarks

     We intend to protect our original intellectual property with patents, copyrights and/or trademarks as appropriate. Retrieval Dynamics Corporation(TM), DocLYNX(TM), Mobile Listing Advantage(TM), Qxprint(TM), Qxprint+(TM), eWASP(TM), NIMBLE(TM), Wappyhead(TM) and "partnering the powerful with the personal(TM)" are all trademark protected. Trademark protection prevents others from using a confusingly similar mark, but does not prevent others from making the same goods or from selling the same goods or services under a clearly different mark. A patent for DocLYNX(TM) has been applied for and is currently pending.

Governmental Regulation

Federal

     We intend to utilize the Internet for transmission of data across state lines. Presently, the Federal Communications Commission (FCC") and other federal government agencies do not regulate companies that provide these services. Notwithstanding the current state of the federal rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

     In Canada, the Canadian Radio Television and Telecommunication Commission ("CRTC") determined in 1998 that Internet Telephony services providers must pay local contribution charges for calls terminating on local telephone networks, while those calls that originate and terminate on computers are not subject to these charges. The possibility exists that regulatory authorities in Canada may one day make a determination to apply international call termination fees or otherwise tariff data transmissions which terminate on local telephone networks or even which terminate on computers.

     Also, we will be required to comply with the regulations regarding the operation of our business in several foreign jurisdictions and will be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of its business.

     Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls generally on a per minute basis. Access charges have long been a source of dispute; with long distance companies arguing that the access rates are substantially in excess of cost and local telephone companies arguing that access rates are needed to subsidize lower local rates for end user and other purposes. The FCC currently is considering whether subscriber calls to Internet service providers should be classified as "local" or "interstate" calls. Although the FCC to date has determined that Internet service providers should not be required to pay interstate access charges to local telephone companies, this decision may be reconsidered in the future if the FCC finds these calls to be "interstate." Our costs for doing business would increase if we were required to pay interstate access charges.

State

     We are subject to varying levels of regulation in the states in which currently we anticipate providing data transmission services. The vast majority of the states will not require us to apply for licensing as a foreign corporation conducting business in that state, nor do they currently require us to be found exempt from regulation, before commencing intrastate data transmission service.

     If we were found to be a telecommunications service carrier or provider, many states impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

     As we expand our efforts to new products and services, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

     We are not currently subject to any state regulation with respect to our Internet related services. However, there can be no assurances that we will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse effect on our operations.

Effect of Probable Governmental Regulation on the Business

     As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business.

     A governmental body could impose sales and other taxes on the provision of our services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes; however, no such laws have become effective to date. We cannot predict accurately whether the imposition of any such taxes would materially increase our costs of doing business or limit the services which we provide, since it may be possible to pass on some of these costs to the consumer and continue to remain competitive.

     If, as the law in this area develops, we become liable for information carried on, stored on, or disseminated through our data services, it may be necessary for us to take steps to reduce our exposure to this type of liability through alterations in our equipment, insurance or by other methods. This may require us to spend significant amounts of money for new equipment or premiums and may also require us to discontinue offering certain of our products or services.

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional data service providers or others, could increase our operating costs, limit our ability to offer services and reduce the demand for our services.

     Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute. Both local and long distance companies, however, contend that Internet-based telephony should be subject to these charges. Since we have current plans to transmit large data files over the Internet, our plans may be indirectly affected by these developments. However, we cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

Cost of Software Development

     For fiscal year September 30, 2003, we expended approximately $194,000 on software non-capitalizable development efforts. At the current time, none of the costs associates with software development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, we do not know the extent to which such costs will be borne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     Our business is not subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control. We are unaware of any bills currently pending in Congress that could change the application of such laws so that they would affect us.

Employees and Consultants

     At our last fiscal year end, September 30, 2003, we employed 12 persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.


Item 2. Description of Property

     The Company maintains its executive offices at 1819 Main Street, Suite 702, Sarasota, FL 34236. Its telephone number is (941) 365-9955 and its facsimile number is (941) 365-9966.

     In November 2000, Retrieval entered into a lease with Osprey, S.A., Ltd. for the premises located at 1819 Main Street, Suites 702 and 703, Sarasota, FL 34236. The lease is for a period of five (5) years. Rent for the first year was $8,008 per month, consisting of approximately 3500 square feet of space, for the second year is $13,156 per month, consisting of approximately 6,000 square feet of space, for the third year is $13,728 per month, consisting of approximately 6,100 square feet of space, for the fourth year is $14,300 per month, consisting of approximately 6,200 square feet of space and for the fifth year is $14,872 per month, consisting of approximately 6,864 square feet of office space.

     As of September 30, 2003, the Company had no real property, however, it did have property and equipment net of depreciation in the amount of $37,869 and software net of accumulated amortization in the amount of $519,925.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2003 fiscal year ended September 30, 2003, covered by this report.

                                    PART II

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

     As of September 30, 2003, there were three hundred eighty-four (384) holders of record of the Company's common stock.

     As of September 30, 2003, the Company had 20,003,981 shares of its common stock issued and outstanding, all of which were restricted Rule 144 shares and none of which were free-trading. Of the Rule 144 shares, 3,695,000 shares have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

     RDC was formed with the contemplated purpose to export and sell products in France. The incorporator was unable to successfully implement the initial business plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned in August 1996. In June 2000, at the time we acquired Retrieval as a wholly-owned subsidiary, our purpose changed to Retrieval's initial purpose of providing industry-specific wireless software and service solutions for mobile professionals.

     We were still in the development stage since June 2000 when we signed the agreement with Retrieval. Since then we have rolled out our initial products Qxprint(TM), Mobile Listing Advantage(TM), powered by DocLYNX(TM), and GoFigure(TM). From the date of that agreement in June 2000 through September 30, 2003, we generated $30,240 in revenues. Since inception (September 8, 1999) through September 30, 2003, we have generated cumulative losses of approximately $11,943,000, which includes amortization of product development costs of $2,599,634. Due to our limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     In anticipation of rollout of our products, we began to make preparations for a period of growth, which may require us to significantly increase the scale of our operations. This increase will include the hiring of additional personnel in all functional areas, as needed and subject to the availability of funds, and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues, although that has not happened to date. However, our net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

Results of Operations - For the Year Ended September 30, 2003 and September 30, 2002

Revenues

     Revenues for the year ended September 30, 2003 were $23,739 compared to $6,501 for the year ended September 30, 2002. The Company feels that sales lagged for the year due to the uncertainty in the telecommunications marketplace. All of the telecommunications companies are facing serious challenges in the industry from the new technology emergence in the wireless industry and their lack of ability to gain strategic market in-roads with potential new users. The Company is of the opinion that after the fourth quarter market news and the new technology releases, RDC's position in the industry shall stabilize and the revenues shall increase according to the forecasted plan. The Company began penetrating the highly political Real Estate Multi-Listing Service Industry ("MLS") with contracting for the information acquisitions of approximately seventy-five of the top one-hundred MLS's across the United States, which account for approximately fifty percent (400,000 agents) of the active real estate agents. The Company feels confident that revenues will increase through subscriptions from the acquired MLS's.

Operating Costs and Operating Losses

     Operating costs for the year ended September 30, 2003 were $3,354,410 compared to $3,539,934 for the year ended September 30, 2002, or a decrease of $185,524 (5.2%). The Company is continuing efforts to reduce costs of operations in relation to the revenues received. Included in the costs of operations is amortization of development costs, $1,039,852, for the year ended September 30, 2003 and $1,039,851 for the year ended September 30, 2002. In the year ended September 30, 2003, the Company expended $44,000 for financing costs, which was to aid in the continued search for funding. Since all business ties with the firm have been discontinued, management has determined that these funds were no longer refundable. While salaries for year ended September 30, 2003 decreased by $184,102 (14%), outside consulting services increased by $63,219 (210%). Travel and trade shows expenses increased by $10,545 (16%). With the Company's efforts focused on the achieving revenues, and a continued view on the expenditures, operations such as testing and development have been brought in-house, which the Company estimates has reduced cost for the year ended September 30, 2003 by approximately $150,000.

     Net losses for the year ended September 30, 2003 were $3,778,814 compared to $3,686,998 for the year ended September 30, 2002, which is an increase of $91,816 (2.5%). For the year ended September 30, 2003, the Company amortized discounts on notes payable in the amount of $364,300 compared to $123,124 for the year ended September 30, 2002. Interest expense, exclusive of the aforementioned discounts for the year ended September 30, 2003 was $62,369,
compared  to  $27,546  for  the  year  ended   September  30,  2002.   Excluding
amortization of discounts on notes payable, the net loss for the year ended September 30, 2003 was $3,414,514 compared to $3,563,873 or a decrease of $149,360 (4.2%).

Assets and Liabilities

     At September 30, 2003, total assets were $643,724 compared to $1,830,025 as of September 30, 2002. Assets consisted primarily of Property and Equipment and Software Development Costs. The decrease in the asset balance of $1,186,301 is primarily due to the amortization of development costs of $1,039,851 and depreciation of equipment.

     At September 30, 2003, total liabilities were $632,544 compared to $843,711 as of September 30, 2002 or a decrease of $211,167. Liabilities consisted of primarily accrued wages and taxes and notes payable to shareholders and related parties, with accrued interest. During the year ended September 30, 2003, the Company issued convertible notes payable on demand in the amount of $476,480. All convertible notes were issued to existing stockholders at an interest rate of eight percent to fifteen percent. During the year ended September 30, 2003, the Company converted $688,229 of convertible notes payable and accrued interest into 1,374,000 shares of restricted common stock. The conversion of the notes was at a price of $.50 per share.

Stockholders' Equity

     Stockholders' equity was $11,180 as of September 30, 2003 compared to $986,314 as of September 30, 2002. The Company has been affected by the delay in obtaining significant revenues as originally forecasted. Management is of the opinion that the Company has been delayed approximately six months in the acquisition of data and information from the Multi-listing Services across the United States. It is estimated that the loss of revenues was effectively $500,000 during this period. Management, nevertheless, has been able to secure the information and is currently proceeding with the original plan of distribution. Liquidity of Capital Resources At September 30, 2003 the Company had negative working capital of $562,630 compared to negative working capital of $793,417 as of September 30, 2002.

     Our auditors, Pender Newkirk & Co., have indicated that based on the audit of the Company's records, with the continued losses sustained by the Company in its operations, there is substantial doubt in the Company's ability to continue as a going concern.

     Management believes that the Company will need approximately $1,200,000 in funding and revenues generated from operations to provide continuing operations for the next twelve months. Management is also of the opinion that these funds will be received through the generation of revenues. Since the year ended September 30, 2003, the Company has received approximately $200,000 in investments in common stock and an additional $50,000 in notes payable to stockholders. There are also commitments for an additional $450,000 in loans from shareholders. While it is true that the commitments may not materialize, management is confident that revenues generated from operations shall be beyond forecasted levels and will strengthen the Company's cash and equity position by April 2004.

 Operating Activities

     For the year ended September 30, 2003, net cash used by operating activities was $2,108,358 compared to $2,666,457 for the year ended September
30, 2002. The Company has continued its efforts to build the corporate infrastructure in research and product development and the marketing and distribution of new products developed for the Real Estate and Alarm industries.

Financing Activities

     For the year ended September 30, 2003, the Company issued 3,504,134 shares of the Company's restricted common stock for which the Company received
$1,751,151, net of offering costs of $378,985. The Company also received $510,900 in notes payable from shareholders. During the year ended September 30, 2003, the Company repaid $122,660 of notes and accrued interest. In addition, the Company converted $688,229 of notes payable and accrued interest into 1,374,000 shares of restricted Common Stock. All funds were used as working capital to continue research and development activities and the acquisition of data from various Multi-Listing Services across the United States. The Common Stock of the Company was issued for prices ranging from $0.50 per share to $1.00 per share.

     In July 2001, the Company executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, converted to common stock in the principal amounts of $100,000 and $50,000. The notes beared interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. At maturity, the holder had the option to: (i) request repayment of all principal and interest, (ii) convert all of the principle and/or the interest into shares of the Company's restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that the Company convert a fixed amount of the principal and interest due to lender, into the Company's restricted common stock. Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest on each note to June 30, 2002. In May 2002, Robert and Nancy Zivitz, converted the principal amounts of the notes, $100,000 and $50,000, respectively, into 300,000 shares of restricted common stock of the company. The interest accrued on the notes, of approximately $23,000 and approximately an additional $77,000 of cash was received, for which a subsequent note was issued, in the amount of $100,000.

     In June 2002, an officer and shareholder of the corporation issued a note to the Company in the amount of $50,000, payable on demand, with an annual interest rate of eight percent (8%). The note carries no conversion privileges.

     In July 2002, two officers and shareholders of the corporation issued notes to the Company in the amounts of $50,000, $5,000 and $15,000, payable on demand, with an interest rate of eight percent (8%). The notes carry no conversion privileges.

     In August 2002, shareholders of the corporation executed two convertible promissory notes in the amounts of $150,000 and $40,000. Each note matured during September 2002. The terms and conditions of the notes provide for the conversion of the principle, interest or any portion thereof, at the discretion of the note holder, into common stock of the corporation at a price of fifty cents ($.50) per share, and one increased from an interest rate of ten percent (10%) to fifteen percent (15%). The notes have been extended to December 31, 2003 or conversion, which ever occurs first.

     In September 2002, officers and shareholders of the corporation issued a notes to the Company in the amounts of $16,000 and $20,000, payable on demand, with an interest rate of eight percent (8%) and twelve percent (12%), respectively. During the year ended September 30, 2003, the company converted approximately $690,000 in notes payable and interest accrued into restricted common stock of the Company. These notes payable and accrued interest were converted into common stock at a price of Fifty Cents ($0.50) per share.

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

     Consequently, all of the forward-looking statements made in this Form 10-KSB is qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



                                    Contents


Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet..............................................F-2
    Consolidated Statements of Operations...................................F-3
    Consolidated Statements of Changes in Stockholders' Equity..............F-4
    Consolidated Statements of Cash Flows...................................F-14
    Notes to Consolidated Financial Statements..............................F-16

                          Independent Auditors' Report


Board of Directors
RDC International, Inc. and Subsidiaries
(A Development Stage Enterprise)
Sarasota, Florida


We  have   audited  the   accompanying   consolidated   balance   sheet  of  RDC
International, Inc. and Subsidiaries (a development stage enterprise) as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003. These consolidated financial statements are the responsibility of the management of RDC International, Inc. and Subsidiaries (the "Company"). Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred operating losses of approximately $11,943,000 since inception, has used approximately $7,521,000 of cash from operations since inception, and has negative working capital of approximately $563,000 as of September 30, 2003. These factors raise substantial doubt about the

Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Pender Newkirk & Company
Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
October 30, 2003

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                               September 30, 2003

Assets
Current assets:
    Cash                                                                        $        59,945
    Prepaid expenses and other current assets                                             9,969
                                                                                ---------------
Total current assets                                                                     69,914
                                                                                ---------------

Property and equipment, net of accumulated depreciation                                  37,869
                                                                                ---------------

Other assets:
    Software, net of accumulated amortization of $2,599,628                             519,925
    Other                                                                                16,016
                                                                                ----------------
Total other assets                                                                      535,941
                                                                                ---------------

                                                                                $       643,724

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                                     $       136,088
    Notes payable, stockholders                                                         208,380
    Accrued payroll and payroll taxes                                                   268,217
    Other accrued expenses                                                               19,859
                                                                                ----------------
Total current liabilities                                                               632,544
                                                                                ---------------

Stockholders' equity:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares authorized;
        20,003,981 shares issued and outstanding                                          2,000
    Additional paid-in capital                                                       11,952,110
    Deficit accumulated during development stage                                    (11,942,930)
                                                                                ---------------
Total stockholders' equity                                                               11,180
                                                                                ---------------
                                                                                $       643,724





The accompanying notes are an integral part of the consolidated financial statements.
                                                                             F-2

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations






                                                                                             Period September 8,
                                                                 Year Ended                      1999 (Date of
                                                                September 30,                Inception) through
                                                     ---------------------------------          September 30,
                                                           2003               2002                     2003
                                                     --------------------------------------------------------------
Sales                                                $       23,739     $        6,501         $        30,240

Cost of sales                                                19,417              5,396                  24,813
                                                     --------------------------------------------------------------

Gross profit                                                  4,322              1,105                   5,427

Operating costs and start-up expenses                     3,354,410          3,539,934              11,220,213
                                                     --------------------------------------------------------------

Net loss from operations                                 (3,350,088)        (3,538,829)            (11,214,786)

Other income                                                    662              2,501                  10,319

Interest expense                                           (429,388)          (150,670)               (738,463)
                                                     --------------------------------------------------------------

Net loss                                             $   (3,778,814)    $   (3,686,998)        $   (11,942,930)
                                                     ==============================================================

Net loss per share                                   $         (.21)    $         (.24)        $          (.93)
                                                     ==============================================================

Weighted average number of
    common shares                                        17,790,603         15,673,738              12,872,392
                                                     ==============================================================










The accompanying notes are an integral part of the consolidated financial statements.
                                                                             F-3

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

     Period September 8, 1999 (Date of Inception) through September 30, 2003
                                   (Unaudited)




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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Issuance of common stock at $1 per share for stock
    subscription, November 2000                                            189,080            20            189,060
Collection of stock subscription, November 2000
Issuance of common stock and warrants at $1 per
    share for cash, November 2000                                        3,347,170           334          3,346,835
Issuance of common stock at $1 per share for
    services, November 2000                                                 50,000             4             49,996
Issuance of common stock at $.50 per share for
    convertible debt, November 2000                                         38,206             4             19,099
Redemption of convertible debt and reversal
    of intrinsic value of beneficial conversion
    feature, November 2000                                                                                  (30,750)
Offering costs, November 2000
Issuance of common stock and warrants at $1
    per share for cash, January 2001                                     1,176,425           118          1,176,307
Issuance of common stock and warrants at $1
    per share for cash, February 2001                                    1,176,425           118          1,176,307
Issuance of common stock at $1 per share for
    subscriptions, March 2001                                              219,985            22            219,963
Collection of stock subscriptions, March 2001
Amortization of offering costs, March 2001                                                                 (124,564)
Collection of stock subscriptions, June 2001
Intrinsic value of beneficial conversion feature on
    convertible debt, July 2001                                                                             113,113
Issuance of detachable warrants in connection with
    convertible debt, July 2001                                                                              36,887
Issuance of common stock at $1 per share as part
    of offering costs, August 2001                                         324,375            32            324,343



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

                                                                     36,887

                                               (324,375)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                            Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Collection of stock subscription, September 2001
Deferred offering costs expensed, September 2001
Net loss for the year
                                                                     ----------------------------------------------
Balance, September 30, 2001                                             13,361,666         1,336          6,758,293
Issuance of common stock and warrants at $1
    per share for cash, October 2001                                       274,400            27            274,373
Issuance of common stock and warrants at $1
    per share for cash, November 2001                                      701,500            70            701,430
Issuance of common stock and warrants at $1
    per share for cash, December 2001                                      811,081            81            811,000
Offering costs, December 2001
Amortization of offering costs, December 2001                                                              (441,801)
Issuance of common stock and warrants at $1
    per share for cash, January 2002                                       485,500            49            485,451
Issuance of common stock and warrants at $1
    per share for cash, February 2002                                      485,700            49            485,651
Issuance of common stock and warrants at $1
    per share for cash, March 2002                                          45,000             4             44,996
Offering costs, March 2002
Amortization of offering costs, March 2002                                                                 (249,210)
Stockholder forgiveness of debt, March 2002                                                                  54,119
Issuance of common stock for settlement of notes
    payable, May 2002                                                      300,000            30            149,970
Offering costs, May 2002
Intrinsic value of beneficial conversion feature on
    convertible debt, May 2002                                                                               79,121
Issuance of detachable warrants in connection with
    convertible debt, May 2002                                                                               20,879


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

                                                                     79,121

                                                                     20,879

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                            Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Issuance of common stock for marketing
    services, June 2002                                                     10,000             1              9,999
Issuance of common stock and warrants at
    $1 per share for cash, August 2002                                      25,000             3             24,997
Offering costs, August 2002
Amortization of offering costs, August 2002                                                                 (11,034)
Intrinsic value of beneficial conversion feature
    on convertible debt, August 2002                                                                         11,600
Issuance of detachable warrants in connection
    with convertible debt, August 2002                                                                       11,524
Net loss for the year
                                                                     ----------------------------------------------
Balance, September 30, 2002                                             16,499,847         1,650          9,221,358
Issuance of common stock at $1 per share for cash,
    October 2002                                                            10,000             1              9,999
Issuance of common stock at $1 per share for cash,
    December 2002                                                          184,000            18            183,982
Deferred offering costs, December 2002
Intrinsic value of beneficial conversion feature on
    convertible debt, December 2002                                                                          27,094
Issuance of detachable warrants in connection with
    convertible debt, December 2002                                                                           1,410
Issuance of rights to common stock shares in
    connection with convertible debt, December 2002                                                          52,317
Issuance of common stock at $1 per share for cash,
    January 2003                                                           302,263            30            302,233
Deferred offering costs, January 2003
Issuance of common stock at $1 per share for cash,
    February 2003                                                          404,262            40            404,222
Deferred offering costs, February 2003


The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
                                                                     10,000

                                                                     25,000
                                                (10,050)            (10,050)
                                                 11,034

                                                                     11,600

                                                                     11,524
      (3,686,998)                                                (3,686,998)
---------------------------------------------------------------------------
      (8,164,116)                   0           (72,578)            986,314

                                                                     10,000

                                                                    184,000
                                                (33,120)            (33,120)

                                                                     27,094

                                                                      1,410

                                                                     52,317

                                                                    302,263
                                                (54,407)            (54,407)

                                                                    404,262
                                                (72,769)            (72,769)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



                                                                           Common Stock                  Additional
                                                                 -------------------------------           Paid-In
                                                                    Shares           Amount                Capital
                                                                 --------------------------------------------------
Issuance of common stock at $1 per share for cash,
    March 2003                                                             121,372            12            121,360
Deferred offering costs, March 2003
Amortization of offering costs, March 2003                                                                 (254,719)
Issuance of common stock at $1 per share for cash,
    April 2003                                                              26,737             3             26,734
Offering costs, April 2003                                                                                   (4,573)
Issuance of common stock at $1 per share for cash,
    May 2003                                                               184,000            18            183,982
Offering costs, May 2003                                                                                    (31,340)
Issuance of common stock at $1 per share for cash,
    June 2003                                                              678,000            68            677,932
Issuance of detachable warrants in connection with
    convertible debt, June 2003                                                                             106,829
Intrinsic value of beneficial conversion feature on
    convertible debt, June 2003                                                                             176,651
Issuance of common stock for settlement of notes
    payable, June 2003                                                   1,374,000           137            688,092
Offering costs, June 2003                                                                                  (121,240)
Issuance of common stock at $1 per share for cash,
    July 2003                                                               85,000             9             84,991
Offering costs, July 2003                                                                                   (15,300)
Issuance of common stock at $1 per share for cash,
    August 2003                                                             35,000             4             34,996
Offering costs, August 2003                                                                                  (6,300)
Issuance of common stock at $1 per share for cash,
    September 2003                                                          99,500            10             99,490
Offering costs, September 2003                                                                              (18,090)
Net loss for the period
                                                                     ----------------------------------------------
Balance, September 30, 2003                                             20,003,981    $    2,000    $    11,952,110
                                                                     ==============================================

The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering
      Stage           Subscription            Costs               Total
---------------------------------------------------------------------------
                                                                    121,372
                                                (21,845)            (21,845)
                                                254,719

                                                                     26,737
                                                                     (4,573)

                                                                    184,000
                                                                    (31,340)

                                                                    678,000

                                                                    106,829

                                                                    176,651

                                                                    688,229
                                                                   (121,240)

                                                                     85,000
                                                                    (15,300)

                                                                     35,000
                                                                     (6,300)

                                                                     99,500
                                                                    (18,090)
      (3,778,814)                                                (3,778,814)
---------------------------------------------------------------------------
$    (11,942,930)     $             0      $          0       $      11,180
===========================================================================

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



                                                                                               Period September 8,
                                                                             Year Ended             1999 (Date of
                                                                           September 30,         Inception) through
                                                            ------------------------------          September 30,
                                                                   2003             2002                   2003
                                                            -------------------------------------------------------
Operating activities
    Net loss                                                $  (3,778,814)   $  (3,686,998)       $ (11,942,930)
                                                            -------------------------------------------------------
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Depreciation                                           166,069          165,466              449,031
           Amortization of software                             1,039,852        1,039,851            2,599,634
           Amortization of discounts on notes payable             364,300          123,124              637,424
           Provision for uncollectible financing costs             44,000                                44,000
           Common stock issued for services                                         10,000               10,000
           Write-off of deferred offering costs                                                         201,524
           Increase in employee receivables                                         (5,539)              (7,739)
           Increase in prepaids and other assets                  (17,153)         (26,127)             (62,246)
           Increase (decrease) in accounts payable and
               accrued expenses                                    73,388         (286,234)             550,745
                                                            -------------------------------------------------------
    Total adjustments                                           1,670,456        1,020,541            4,422,373
                                                            -------------------------------------------------------
    Net cash used by operating activities                      (2,108,358)      (2,666,457)          (7,520,557)
                                                            -------------------------------------------------------

Investing activities
    Development of software                                                                          (3,069,552)
    Acquisition of equipment                                                        (7,222)            (485,281)
                                                            -------------------------------------------------------
    Net cash used by investing activities                                           (7,222)          (3,554,833)
                                                            -------------------------------------------------------

Financing activities
    Proceeds from issuance of notes payable                       510,900          424,483            1,179,383
    Payments on notes payable and accrued interest               (122,660)          (3,000)            (246,307)
    Proceeds from issuance of common stock                      2,130,136        2,828,181           11,193,408
    Offering costs                                               (363,551)                             (991,149)
    Deferred offering costs                                                       (563,699)
                                                            -------------------------------------------------------
    Net cash provided by financing activities                   2,154,825        2,685,965           11,135,335
                                                            -------------------------------------------------------

Net increase in cash                                               46,467           12,286               59,945

Cash at beginning of year/period                                   13,478            1,192
                                                            -------------------------------------------------------

Cash at end of year/period                                  $      59,945    $      13,478        $      59,945
                                                            =======================================================

Supplemental disclosures of cash flow information and noncash investing and financing activities:

        Cash paid during the year/period for interest       $       4,660    $      21,581        $      36,442
                                                            =======================================================

     At September 30, 2003, accounts payable included $15,434 due for offering costs.

     During the year ended September 30, 2003, the Company applied $254,721 of deferred offering costs against paid in capital.

     During the year ended September 30, 2003, the Company issued 1,374,000 shares of common stock in satisfaction of notes payable and related accrued interest in the amount of $688,229.


The accompanying notes are an integral part of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



Supplemental disclosures of cash flow information (continued):

     During the year ended September 30, 2003, the Company recorded a discount on debt of $364,300 based on the fair value of associated warrants, rights to common stock shares, and beneficial conversion features.

     During the year ended September 30, 2003, the Company exchanged $56,480 in accrued interest and payable for a non-interest bearing note payable to a shareholder in the amount of $56,480.

     At September 30, 2002, accounts payable included $48,737 for offering costs.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003


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

Retrieval Dynamics Corporation ("Retrieval") is a development stage enterprise incorporated under the laws of the state of Florida in September 1999. This company's principal line of business is as an electronic wireless application provider for mobile professionals. To date, the company's activities have been limited to organizational matters, the structuring of its business plan, the solicitation of capital, and the preliminary negotiation of certain agreements required for initial operations. The corporate headquarters is located in Sarasota, Florida.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $11,943,000 since inception, has used approximately $7,521,000 of cash from operations since inception, and has negative working capital of approximately $563,000 as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company currently has an outstanding offering consisting of 5,500,000 shares of common stock with each share valued at $1.00. Investors purchasing 100,000 to 300,000 shares will be issued warrants to purchase 25 percent of the shares at an exercise price of $1.50. Investors purchasing more than 300,000 shares will be issued warrants to purchase an additional 50 percent of the shares at an exercise price of $1.50. Management presently believes that the funds raised from the private placement offering and sales from operations will be adequate to fund operations for the next 12 months, although no assurance can be given regarding these matters. Subsequent to year-end, the Company raised approximately $159,000 by means of the current offering.


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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



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

     The Company  accounts for software  development  costs in  accordance  with
     Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." On October 1, 2000, the Company met technological feasibility as defined by SFAS No. 86 and began to capitalize software costs. Per SFAS No. 86, costs shall be capitalized until the product is available for general release to customers. The Company's software was released and available for sale on April 1, 2001. The Company capitalized costs of approximately $3,120,000. Annual amortization of these costs shall be the greater of the amount computed using the ratio that current gross revenues of the product bear to total current and estimated revenues for the product or the straight-line method over the remaining estimated economic life of the product. For the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003, costs were amortized using the straight-line method over the remaining economic life of the product, which is three years. Amortization expense for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003 amounted to $1,039,852, $1,039,851, and $2,599,634, respectively.

     Research and development costs are charged to operations when incurred. Costs associated with product enhancements have been expensed as incurred due to the uncertainty of their recoverability. The amounts charged for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003 amounted to approximately $194,000, $257,000, and $470,000, respectively.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



3.   Significant Accounting Policies (continued)

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

     Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs for direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003 amounted to $22,585, $35,837, and $158,853, respectively. There was no direct-response advertising during any of the periods presented.

     In connection with the Company's private placements, offering costs are deferred and offset against the proceeds of the offering or expensed if the offering is unsuccessful. Offering costs expensed for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003 amounted to $0, $0, and $201,524, respectively.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



3.   Significant Accounting Policies (continued)

     Carrying amounts of certain of the Company's financial instruments, including cash and other accrued liabilities, approximate fair value because of their short maturities. The fair value of the Company's notes payable, stockholders and related party is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     The Financial Accounting Standards Board issued Statement No. 123 (FASB No.
     123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. FASB No. 123 provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB No. 25 and provide pro forma disclosure of the provisions of FASB No. 123. No compensation expense was recorded under APB No. 25 during the years ended September 30, 2003 and 2002 as no stock-based compensation awards were granted during these periods.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



4.   Property and Equipment

Property and equipment at September 30, 2003 consist of:

        Leasehold improvements                    $    29,889
        Equipment                                     379,869
        Furniture and fixtures                         77,142
                                                  -----------
                                                      486,900
        Less accumulated depreciation                 449,031
                                                  -----------
                                                  $    37,869


5.   Notes Payable, Stockholders

Notes payable, stockholders at September 30, 2003 consist of:

Convertible note payable, stockholder; non-interest bearing;
due on demand;  unsecured (the note holder has the option to convert  all or a portion of the note and  accrued  interest
into common stock at a conversion rate of $.50 per share)          $     56,480

Notes  payable,  stockholders;  interest  at  8.0%;  due  on
demand; unsecured                                                       131,900

Note payable, stockholder; interest at 12.5%; due on demand;
unsecured                                                                20,000
                                                                   ------------
Amounts currently due                                              $    208,380
                                                                   ============

The terms and amounts of the above notes payable are not necessarily indicative of the terms that would have been incurred or agreed to had comparable transactions been entered into with independent parties.

During the year ended September 30, 2003, the Company issued convertible notes totaling $476,480. Upon issuance, the Company incurred a debt discount in the amount of $364,300 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants described in Note 6. This discount was amortized over the original life of the notes, which range between one to three months. As of September 30, 2003, the debt discount is fully amortized. These notes were converted into common stock during the year ended September 30, 2003.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



5.   Notes Payable, Stockholders (continued)

During the year ended September 30, 2002, the Company signed an agreement to obtain a guarantee of an unrelated company who would pledge up to $4,000,000 of investments as collateral to assist the Company in obtaining a loan.

In June 2003, the Company ended all relationships with this company and cancelled the existing contract under the terms of the agreement. The Company expensed $44,000 of prepaid financing. No stock in the Company had been issued under the terms and conditions of the agreement.


6.   Warrants

In connection with the issuance of $476,480 of convertible  debt as described in
Note 6, $108,239 of the proceeds have been allocated to the 469,000 detachable stock warrants issued with the debt. Upon surrender of warrants, the holders are entitled to purchase shares of the Company's common stock. The exercise price ranges between $.75 per share and $1.50 per share. The warrants expire on January 31, 2004.

At September 30, 2003, the Company had outstanding warrants to purchase 5,130,525 shares of the Company's common stock at prices ranging from $.25 to $1.50 per share. The warrants became exercisable on January 1, 2001 and expire on January 31, 2004. To date, no warrants have been exercised by any stockholder.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

                                       2003                          2002
                            ----------------------------------------------------
Dividend yield                       0.0%                            0.00%
Risk-free interest rate       1.31% - 2.31% 2.91% - 3.63%
Expected life               3 months to 11 months                    23 months
Expected volatility                  116%                            116%

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



6.   Warrants (continued)

The following is a summary of the status of warrant activity during the years ended September 30, 2003 and 2002:

                                                                       Weighted
                                                                       Average
                                                    Number of          Exercise
                                                    Warrants            Price
                                                 -------------------------------
Outstanding, October 1, 2001                        1,863,125         $ 1.50
Granted                                             1,170,000           1.18
                                                 -------------------------------
Outstanding and exercisable, September 30, 2002     3,033,125           1.38
Granted                                             2,097,400           1.34
                                                 -------------------------------
Outstanding and exercisable, September 30, 2003     5,130,525         $ 1.36
                                                 ===============================

Weighted average fair value of warrants granted
  during the year ended September 30, 2002                            $  .59
                                                                   =============

Weighted average fair value of warrants granted
  during the year ended September 30, 2003                            $  .34
                                                                   =============

The following is a summary of the status of outstanding warrants at September 30, 2003:

                      Warrants Outstanding and Exercisable

                                    Weighted
                                      Average                     Weighted
Exercise         Number             Remaining                      Average
   Price      Outstanding        Contractual Life              Exercise Price
------------------------------------------------------------------------------
 $.25             300,000             .33                        $.25
 $.75             454,000             .33                        $.75
$1.50           4,376,525             .33                       $1.50


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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



7.   Commitments and Contingencies (continued)

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

As of September 30, 2003 and 2002, the amount of unpaid officer salaries under these agreements are approximately $140,000 and $132,000, respectively.

The Company rents its operating facilities under a lease expiring in the year 2006. The lease contains scheduled annual increases in rent over the lease term. The following is a schedule of the future payments required under this lease:

         Year Ending
        September 30,
             2004                  $171,028
                                   ========
             2005                  $177,892
                                   ========
             2006                   $14,892
                                   ========

Rent expense amounted to $191,640, $175,996, and $508,638 for the years ended September 30, 2003 and 2002 and the period September 8, 1999 (date of inception) through September 30, 2003, respectively.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



8.   Income Taxes

A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows:

                                                                           Period September 8,
                                                    Year Ended                  1999 (Date of
                                                   September 30,            Inception) through
                                        ------------------------------          September 30
                                             2003             2002                   2003
                                        -------------------------------------------------------
Statutory benefit                       $  (1,285,000)   $    (1,254,000)      $   (4,061,000)
State taxes, net of federal effect           (137,000)          (134,000)            (433,000)
Non-deductible expenses                         1,000              5,000                6,000
Increase in deferred income tax
   valuation allowance                      1,421,000          1,383,000            4,488,000
                                        -------------------------------------------------------
 Income tax benefit                     $           0   $              0       $            0
                                        =======================================================

The Company incurred tax losses since inception; therefore, no tax liability has been incurred for the years ended September 30, 2003 and 2002.

Deferred tax assets arise from the following approximate temporary differences and are classified as follows as of September 30, 2003:

Deferred tax asset:
   Net operating loss carryforward           $      3,972,000
   Software amortization                              391,000
   Accrued payroll                                     87,000
   Accrued penalties and interest                      36,000
   Start-up expenses amortization                       2,000
   Valuation allowance                             (4,488,000)
                                             ----------------
                                             $              0
                                             ================

The valuation allowance at September 30, 2003 of approximately $4,488,000 is based on evidence that the realization of the deferred tax asset could not be considered more likely than not. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

As of September 30, 2003, the Company had available federal and state net operating loss carryforwards of approximately $10,558,000 that will begin to expire in September 2019.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                   Years Ended September 30, 2003 and 2002 and
                  Period September 8, 1999 (Date of Inception)
                           through September 30, 2003



9.   Stock Option Plan

On January 1, 2001, the Company adopted an employee stock option plan (the "Plan"). Options under this Plan are issued to all employees based on performance. As of September 30, 2003, no options have been granted.

In June 2003, members of the Board of Directors unanimously voted to rescind the Board Option Plan installed on October 1, 2001. In addition, all Board members waived any rights, past and future, to any options that would have been granted under the then existing plan. Under the new plan, adopted on October 1, 2003, each Board member, including those employed by the Company, shall be granted the option to purchase 60,000 shares of the Company's restricted common stock at a price equal to 35 percent of the market price at the exercise date. A maximum of
33.3 percent of the total options granted (20,000 shares) are exercisable after each year. The exercise date for each year is October 1, 2004, 2005, and 2006, with a 30-day grace period after the exercise date. Options unexercised after the exercise dates each year shall be forfeited. Options unexercised by any Board member departing from the Board, unless there is a prior agreement in place, are forfeited.







                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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

Item 8A. Controls and Procedures

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

Critical Accounting Policies and Procedures

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86) "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Once the Company's product meets technology feasibility as defined by SFAS No. 86, cost associated with the development are capitalized, until the product is available for general release to customers. The company's annual amortized of these costs is computed using the ratio that current gross revenues of the product bear to total current and estimated revenues for the product or the straight-line method over the remaining estimated economic life of the product.

     The Company records the intrinsic value of the beneficial conversion feature of the convertible debenture as additional paid-in capital and amortizes the interest over the life of the debenture.

     Research and development costs are charged to operations when incurred.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.


Name                       Age      Position(s) with Company
---------------            ---      --------------------------------------
John Harkola               51       Chairman and Chief Executive Officer
Anthony Cella              58       Vice-Chairman and Chief Financial Officer
Clifford Tager             45       Director and Secretary
Ben Dickens                51       Director
Alan Reiter                51       Director
Brad Vossler               47       Director
Philip Leone               70       Director
Louis Fiore                65       Director

(1) All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as our executive officers and/or directors.

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

     Anthony A. Cella, C.P.A., Director and Vice Chairman of the Board Of Director, is Chief Financial Officer. He is a graduate of St. John's University in New York and received his Masters degree in finance from NYU. His background is in SEC filings and financing start-up operations. Prior to joining the Company, he was CFO with a technology-based operation. Mr. Cella started his career with Ernst & Young, a New York-based public accounting firm, and moved into private industry in 1970, with USV Pharmaceutical Corporation and Ametek, Inc.

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

     Philip E. Leone, Director, a semi-retired CPA, is President/Owner of Leone & Associates, P.A. an accounting firm established in 1991 formerly located in Palm Beach Gardens, Florida. Presently, Mr. Leone performs Trustee duties for Trusts based in New York City and Sarasota. Mr. Leone is a member of the American, Pennsylvania and Florida Institutes of Certified Public Accountants. He came to Florida as Partner-in-Charge to open the West Palm Beach office of BDO/Seidman in 1985. Mr. Leone was a partner with Peat, Marwick, & CO for fifteen years serving in their Milwaukee, Houston, New York City and Detroit offices. Phil held responsible chief financial officer positions with major companies in Detroit, Pittsburgh and Portland, Oregon. He was a manager with Touche Ross & CO in their Chicago and Pittsburgh offices. He was a member of the Board of Directors and Executive Committee of the Better Business Bureau of Palm Beach County for twelve (12) years. Mr. Leone is graduate of Duquesne University with honors. He served in the United States Air Force as an officer.

     Louis T. Fiore, Director, is a Past President of CSAA (1997-1999) and President of L.T. Fiore, Inc. In 1999, he was appointed by President Clinton to serve in the "America Burning" panel, charged to review the role of "first responders." His practice includes the use of wireless and the Internet for alarm transmission as well as regulatory issues for security systems in general. He assists clients on selection of products and services as well as attaining listings for their products or facilities and has listed several technologies not previously covered by existing standards and was the 1992 recipient of the Security Industry Association's (SIA) George Lippert Memorial Award. He also serves as Chairman of Central Station Alarm Association's (CSAA) Alarm Industry Communications Committee (AICC) and Standards Committee. He is the current chairman of the SIA's Security Industry Standards Council (SISC). He is a long time member of the Supervising Station Committee of NFPA 72. Fiore holds a Bachelor and Master in Electrical Engineering and a Master of Business Administration. Fiore's career also includes posts at CBS Laboratories, Inc. (1964-1973), Manager of Product Development at ADT Security Systems (1973-1981), President and Co-founder of Cardinal Technologies, Inc. (1981-1983), Vice President and General Manager of the Security Products Division of Repco, Inc. (1983-1987), and Vice President of Engineering and Purchasing for National Guardian Corporation (1987-1996).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

Name and               Year     Annual         Annual      Annual       LT            LT            LTIP         All Other
Principal                       Comp           Comp        Comp         Comp         Comp           Payouts      Comp (1)
Position                        Salary         Bonus       Other        Rest         Options
                                   (1)         ($)                      Stock
=================== = ======== ============== =========== ============ ============ ============== ============ =============
John Harkola,         1999     $9,200
Chairman
and CEO               2000     $110,000                                                                         $26,992
                                                                                                                (relocation)
                      2001     $160,000                       $12,000                                           $849
                                                                   (2)                                          (expenses)
                      2002     $189,750                       $12,000                                           $2,963
                                       (2)
                      2003     $213,000                       $12,000                                              0
-------------------                                                (2)
Anthony               1999     $0
Cella, Vice-
Chairman and          2000     $80,000                                                                          $6,909
Director                                                                                                        (expenses)
                      2001     $160,000                       $12,000                                           $585
                                                                   (2)                                          (expenses)
                      2002     $182,500                       $12,000                                           $6,070
                                       (2)
                      2003     $190,000                       $12,000                                             0
-------------------
Clifford              1999     $0
Tager,
Secretary and         2000     $0                                                                               $51,750
Director                                                                                                        (legal fees)
                      2001     $0

                      2002     $0                                                                               $44,404
                                                                                                                 (legal fees)
                      2003     $0
-------------------
Benjamin              1999     $0
Dickens,
Director              2000     $0

                      2001     $0                                                                               $2,700
                                                                                                                (expenses)
                      2002     $0                                                                               $2,700
                                                                                                                (expenses)
                      2003     $0
-------------------
Alan Reiter,          1999     $0
Director
                      2000     $0

                      2001     $0                                                                               $40,692(3)
                                                                                                                (consulting)
                      2002     $0                                                                               $15,492
                                                                                                                (consulting)
                      2003     $0
-------------------
Brad Vossler,         1999     $0
Director
                      2000     $0

                      2001     $0                                                                               $20,000(4)
                                                                                                                (consulting)
                      2002     $0

                      2003     $0
-------------------




Philip Leone          1999     $0
                      2000     $0
                      2001     $0
                      2002     $0
                      2003     $0
-------------------
Louis Fiore           1999     $0
                      2000     $0
                      2001     $0
                      2002     $0
                      2003     $0

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

Compensation of Directors

     The Company has no standard arrangement with regard to its directors receiving compensation for services on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings and other services performed for the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of September 30, 2003, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of         Title of     Amount and Nature of    Percent of
Beneficial Owner            Class        Beneficial Owner        Class
-------------------------------------------------------------------------

John Harkola(1)             Common          1,265,000           6.3%

Anthony Cella(1)            Common            385,000           1.9%

Clifford Tager(1)           Common            330,000           1.6%

Benjamin Dickens(1)           --                0               0.0%

Alan Reiter(1)              Common             40,000           0.2%

Brad Vossler(1)             Common            600,000           3.0%

Philip Leone                  --                0               0.0%

Louis T. Fiore                --                0               0.0%

All Executive Officers      Common           2,620,000         13.0%
and Directors as a Group
(Eight (8) persons)
-------------------------
(1) The address for each of the above is c/o RDC International, Inc. 1819 Main Street, Suite 702, Sarasota, FL 34236.

     There are no arrangements that may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In July 2001 we executed two (2) convertible notes in favor of Robert and Nancy Zivitz, joint tenants, in the principal amounts of $100,000 and $50,000. The notes bear interest at a rate of ten percent (10%) per annum. The notes matured on September 30, 2001. On September 30, 2001, Robert and Nancy Zivitz issued an extension of the maturity date of the principle and interest, on each note, to December 31, 2001. At maturity, the holder has the option to: (i) request repayment of all principal and interest, (ii) convert all or part of the principal and/or the interest into shares of our restricted common stock at a price equal to fifty cents ($0.50) per share, or (iii) request that we convert a fixed amount of the principal and interest due to lender, into our restricted common stock. To date, no election has been made by the lenders. The notes and accrued interest remain outstanding. For such offering, the Company relied upon the Rule 506 and Section 517.061(11) of the Florida Code.

     In June and July 2002, Anthony A. Cella, our current Chief Financial Officer, lent the Company a combined $105,000. The indebtedness is evidenced by three promissory notes, all payable on demand and all of which accrue interest at a rate of eight percent (8%) per annum.

     In July and September 2002, John Harkola, our current Chief Executive Officer, lent the Company a combined $31,000. The indebtedness is evidenced by two promissory notes, both of which are payable on demand and both of which accrue interest at a rate of eight percent (8%) per annum.

     On September 30, 2003, accrued salaries and taxes payable included approximately $190,000 in salaries and taxes that are payable to Messrs. Cella and Harkola, our current Chief Financial Officer and Chief Executive Officer, respectively. The amounts consist of salaries and the related taxes due for the years ended September 30, 2003, 2002 and 2001, which were unpaid at that time. Messrs. Cella and Harkola have agreed not to accept a note payable for these amounts due and have also waived any interest that could be computed and charged.

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

31.1      *       Section  302 Sarbanes-Oxley Certification by Chief Executive Officer.

31.2      *       Section  302 Sarbanes-Oxley Certification by Chief Financial Officer.

32.1      *       Section  906 Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *       Section  906 Sarbanes-Oxley Certification by Chief Financial Officer.

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

                             RDC International, Inc.
                         ------------------------------
                                  (Registrant)

Date: December 29, 2003

By:/s/ John Harkola
-----------------------------------------
John Harkola, Chairman and CEO

By:/s/ Anthony Cella
-----------------------------------------
Anthony Cella, CFO and Vice-Chairman

By:/s/ Clifford Tager
-----------------------------------------
Clifford Tager, Secretary and Director

By:/s/ Benjamin Dickens
-----------------------------------------
Benjamin Dickens, Director

By:/s/ Brad Vossler
-----------------------------------------
Brad Vossler, Director

By:/s/ Philip Leone
-----------------------------------------
Philip Leone, Director

By:/s/ Louis T. Fiore
-----------------------------------------
Louis T. Fiore, Director

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                      Date

/s/ John Harkola                    Chairman and CEO           December 29, 2003
-----------------------------
John Harkola

/s/ Anthony Cella                   CFO and Vice-Chairman      December 29, 2003
-----------------------------
Anthony Cella

/s/ Clifford Tager                  Secretary and Director     December 29, 2003
-----------------------------
Clifford Tager

/s/ Benjamin Dickens                Director                   December 29, 2003
-----------------------------
Benjamin Dickens

/s/ Brad Vossler                    Director                   December 29, 2003
-----------------------------
Brad Vossler

/s/ Philip Leone                    Director                   December 29, 2003
----------------------------
Philip Leone

/s/ Louis T. Fiore                  Director                   December 29, 2003
----------------------------
Louis T. Fiore