Form 10QSB
period 2003-12-31
RDC INTERNATIONAL INC
filed 2004-02-23
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2003


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

                         Common Stock, $0.0001 par value
                        --------------------------------
                                (Title of class)

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

Yes [X]   No [_]


As of December 31, 2003, there were 20,325,439 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


                        Consolidated Financial Statements


              As of December 31, 2003 (Unaudited), the Three Months
                  Ended December 31, 2003 and 2002 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)





                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-1
    Consolidated Statements of Operations....................................F-2
    Consolidated Statements of Changes in Stockholders' Deficit..............F-3
    Consolidated Statements of Cash Flows...................................F-15
    Notes to Consolidated Financial Statements..............................F-17

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                December 31, 2003
                                   (Unaudited)

Assets
Current assets:
    Cash                                                                        $         29,642
    Prepaid expenses and other current assets                                             29,650
                                                                                ----------------
Total current assets                                                                      59,292
                                                                                ----------------

Furniture and equipment, net of accumulated depreciation                                  15,210
                                                                                ----------------

Other assets:
    Software, net of accumulated amortization                                            259,963
    Other                                                                                 16,016
                                                                                ----------------
Total other assets                                                                       275,979
                                                                                ----------------
                                                                                $        350,481
                                                                                ================

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable, trade                                                     $        236,196
    Notes payable, stockholders and related party                                        273,380
    Convertible notes payable, stockholders, net of unamortized
        discount of $119,097                                                              35,903
    Accrued payroll and payroll taxes                                                    339,652
    Other accrued expenses                                                                14,931
                                                                                ----------------
Total current liabilities                                                                900,062
                                                                                ----------------

Stockholders' deficit:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 20,325,439 shares issued and outstanding                               2,032
    Additional paid-in capital                                                        12,557,658
    Deficit accumulated during development stage                                     (12,823,271)
    Unearned compensation                                                               (286,000)
                                                                                ----------------
Total stockholders' deficit                                                             (549,581)
                                                                                ----------------

                                                                                $        350,481
                                                                                ================



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations



                                                                                           Period September 8,
                                                        Three Months Ended                      1999 (Date of
                                                              December 31,                   Inception) through
                                                   ---------------------------------             December 31,
                                                         2003               2002                        2003
                                                   ------------------------------------------------------------
                                                   (Unaudited)         (Unaudited)                  (Unaudited)
Sales                                              $        3,953      $       2,233          $         34,193

Cost of sales                                               6,410              1,636                    31,223
                                                   ------------------------------------------------------------

Gross profit                                               (2,457)               597                     2,970

Operating costs and start-up expenses                     823,513            764,823                12,043,726
                                                   ------------------------------------------------------------

Net loss from operations                                 (825,970)          (764,226)              (12,040,756)

Other income                                                                                            10,319

Interest expense                                          (54,371)           (86,086)                 (792,834)
                                                   ------------------------------------------------------------

Net loss                                           $     (880,341)     $    (850,312)         $    (12,823,271)
                                                   ============================================================

Net loss per share                                 $         (.04)     $        (.05)         $           (.96)
                                                   ============================================================

Weighted average number of
    common shares                                      20,238,598         16,517,054                13,302,672
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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2003 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)



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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering              Unearned
      Stage           Subscription            Costs           Compensation                Total
---------------------------------------------------------------------------------------------------
$             0       $             0      $          0         $          0         $            0
        (35,600)                                                                            (35,600)
---------------------------------------------------------------------------------------------------
        (35,600)                    0                 0                    0                (35,600)

                              (10,000)
                                                                                              1,619
                                4,000                                                         4,000
                                4,000                                                         4,000
        (12,500)
         12,500
       (929,505)                                                                           (929,505)
                                  500                                                           500

                                                                                                 12

                                                                                             15,000

                                                                                            100,000

                                                                                              5,000

                                               (100,000)

                                                                                             30,750
---------------------------------------------------------------------------------------------------
       (965,105)               (1,500)         (100,000)                   0               (804,224)

                             (189,080)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2003 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)


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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering              Unearned
      Stage           Subscription            Costs           Compensation                Total
---------------------------------------------------------------------------------------------------

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2003 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)


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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering              Unearned
      Stage           Subscription            Costs           Compensation                Total
---------------------------------------------------------------------------------------------------
                                                201,524                                     201,524
      (3,512,013)                                                                        (3,512,013)
---------------------------------------------------------------------------------------------------
      (4,477,118)                   0          (162,187)                   0              2,120,324

                                                                                            274,400

                                                                                            701,500

                                                                                            811,081
                                               (377,396)                                   (377,396)
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

                                                                                             79,121

                                                                                             20,879

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2003 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)


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
Net loss for the year
                                                                ---------------------------------------------------
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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering              Unearned
      Stage           Subscription            Costs           Compensation                Total
---------------------------------------------------------------------------------------------------

                                                                                             10,000

                                                                                             25,000
                                                (10,050)                                    (10,050)
                                                 11,034

                                                                                             11,600

                                                                                             11,524
      (3,686,998)                                                                        (3,686,998)
---------------------------------------------------------------------------------------------------
      (8,164,116)                   0           (72,578)                   0                986,314

                                                                                             10,000

                                                                                            184,000
                                                (33,120)                                    (33,120)

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2003 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)


                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------
Issuance of common stock at $1 per share for cash,
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

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering              Unearned
      Stage           Subscription            Costs           Compensation                Total
---------------------------------------------------------------------------------------------------

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

                                                                                             85,000
                                                                                            (15,300)

                                                                                             35,000
                                                                                             (6,300)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended December 31, 2003 (Unaudited) and Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)


                                                                           Common Stock                  Additional
                                                                --------------------------------         Paid-In
                                                                     Shares          Amount              Capital
                                                                ---------------------------------------------------

Issuance of common stock at $1 per share for cash,
    September 2003                                                          99,500            10             99,490
Offering costs, September 2003                                                                              (18,090)
Net loss for the period
                                                                     ----------------------------------------------
Balance, September 30, 2003                                             20,003,981         2,000         11,952,110
Issuance of common stock at $1 per share for
    cash, October 2003                                                     228,958            23             76,477
Offering costs, October 2003                                                                                (13,770)
Issuance of common stock at $1 per share for
    cash, November 2003                                                     82,500             8             82,492
Offering costs, November 2003                                                                               (14,850)
Issuance of common stock at $1 per share for
    cash, December 2003                                                     10,000             1              9,999
Offering costs, December 2003                                                                                (1,800)
Issuance of 480,000 options under executive
    stock option plan                                                                                       312,000
Recognition of unearned compensation
Intrinsic value of beneficial conversion feature
    on convertible debt, December 2003                                                                      155,000
Net loss for the period
                                                                     ----------------------------------------------
Balance, December 31, 2003                                              20,325,439    $    2,032    $    12,557,658
                                                                     ==============================================











                  The accompanying notes are an integral part
                   of the consolidated financial statements.

     Deficit
Accumulated
     During                                Deferred
Development                Stock           Offering              Unearned
      Stage           Subscription            Costs           Compensation                Total
---------------------------------------------------------------------------------------------------

                                                                                             99,500
                                                                                            (18,090)
      (3,778,814)                                                                        (3,778,814)
---------------------------------------------------------------------------------------------------
     (11,942,930)                  0                 0                     0                 11,180

                                                                                             76,500
                                                                                            (13,770)

                                                                                             82,500
                                                                                            (14,850)

                                                                                             10,000
                                                                                             (1,800)

                                                                    (312,000)
                                                                      26,000                 26,000

                                                                                            155,000
        (880,341)                                                                          (880,341)
---------------------------------------------------------------------------------------------------
$    (12,823,271)       $          0       $         0          $   (286,000)        $     (549,581)
===================================================================================================

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows




                                                                                               Period September 8,
                                                               Three Months Ended                 1999 (Date of
                                                                  December 31,                 Inception) through
                                                       ---------------------------------           December 31,
                                                              2003              2002                    2003
                                                       ------------------------------------------------------------
                                                         (Unaudited)      (Unaudited)                (Unaudited)
Operating activities
    Net loss                                           $     (880,341)    $     (850,312)        $  (12,823,271)
                                                       ------------------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                        22,659             41,518                471,690
           Amortization of software                           259,962            259,963              2,859,596
           Recognition of unearned
               compensation                                    26,000                                    26,000
           Amortization of discounts on notes
               payable                                         35,903             68,880                673,327
           Write-off of deferred offering costs                                                         201,524
           Common stock issued for services                                                              10,000
           Provision for uncollectible financing costs                                                   44,000
           Decrease (increase) in:
               Employee receivables                                                4,439                 (7,739)
               Prepaids and other assets                      (19,681)             8,653                (81,927)
           Increase in accounts payable and
               accrued expenses                               166,615            141,053                717,360
                                                       ------------------------------------------------------------
    Total adjustments                                         491,458            524,506               4,913,831
                                                       ------------------------------------------------------------
    Net cash used by operating activities                    (388,883)          (325,806)            (7,909,440)
                                                       ------------------------------------------------------------

Investing activities
    Acquisition of equipment                                                                           (485,281)
    Development of software                                                                          (3,069,552)
                                                       ------------------------------------------------------------
    Net cash used by investing activities                                                            (3,554,833)
                                                       ------------------------------------------------------------

Financing activities
    Proceeds from issuance of notes payable                   220,000            219,900              1,399,383
    Payments on  notes payable                                                   (28,000)              (246,307)
    Proceeds from issuance of common stock                    169,000            194,001             11,362,408
    Offering costs                                            (30,420)                               (1,021,569)
                                                       ------------------------------------------------------------
    Net cash provided by financing activities                 358,580            385,901             11,493,915
                                                       ------------------------------------------------------------

Net (decrease) increase in cash                               (30,303)            60,095                 29,642

Cash at beginning of period                                    59,945             13,478
                                                       ------------------------------------------------------------

Cash at end of period                                  $       29,642     $       73,573         $       29,642
                                                       ============================================================



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows



                                                                                               Period September 8,
                                                               Three Months Ended                 1999 (Date of
                                                                  December 31,                 Inception) through
                                                       ---------------------------------           December 31,
                                                              2003              2002                    2003
                                                       ------------------------------------------------------------
                                                         (Unaudited)      (Unaudited)                (Unaudited)
Supplemental disclosures of cash flow
    information and noncash investing
    and financing activities:
        Cash paid during the period for interest       $            0     $           50         $      31,832
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

     At December 31, 2003, accounts payable included $15,404 due for offering costs.

     During the three months ended December 31, 2003, the Company recorded a discount on debt of $155,000 based on the fair value of the associated warrants and beneficial conversion features.

     On October 1, 2003, the Company granted 480,000 stock options to its Board members and, accordingly, recorded $312,000 of unearned compensation expense. During the three months ended December 31, 2003, $26,000 of compensation expense was recognized.













                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

              As of December 31, 2003 (Unaudited), the Three Months
                  Ended December 31, 2003 and 2002 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended December 31, 2003 and 2002 and the period September 8, 1999 (date of inception) through December 31, 2003, (b) the financial position at December 31, 2003, and (c) cash flows for the three-month periods ended December 31, 2003 and 2002 and the period September 8, 1999 (date of inception) through December 31, 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of $12,040,756 since inception, has used $7,909,440 of cash from operations since inception, and has negative working capital of $840,770 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised approximately $250,000 by means of issuing convertible notes and promissory notes subsequent to December 31, 2003. The Company also believes it has a commitment for the remaining $550,000 to $750,000. This offering consists of approximately $1.0 million in convertible notes. Investors and investor groups lending an aggregate sum of $25,000 are willing to abide by the terms and conditions and must convert a minimum principle amount to the purchase of restricted common stock at a price of $.50 per share.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

              As of December 31, 2003 (Unaudited), the Three Months
                  Ended December 31, 2003 and 2002 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)



2.   Going Concern and Subsequent Event (continued)

Management presently believes that the funds to be raised from this convertible debt offering and sales from operations will be adequate to fund operations for the next 12 months, although no assurance can be given regarding these matters.


3.   Stock Option Plan

The Company implemented a stock option plan on October 1, 2003 for its Board members. Under the plan, each Board member was granted options to purchase 60,000 shares of the Company's restricted stock at a price equal to 35 percent of the market price at the exercise date. A maximum of one-third of the options are exercisable each year. The exercise dates are October 1, 2004, 2005, and 2006, with a 30-day grace period. Options unexercised after their exercise dates shall be forfeited. Options unexercised by any Board member departing from the Board, unless there is a prior agreement in place, shall be forfeited.

The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has recorded $26,000 of compensation expense during the three months ended December 31, 2003 in connection with this plan. The following table illustrates the effect of net loss and loss per share for the three months ended December 31, 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation.

   Net loss, as reported                                    $    (880,341)
   Add:  Expense recorded using APB No. 25                         26,000
   Deduct:  Total stock based employee compensation
      expense determined under fair value based
      methods for all awards, net of taxes                        (53,405)
                                                            -------------
   Pro forma net loss                                       $    (907,746)
                                                            =============
   Weighted average common shares outstanding
      used for calculation of basic earnings per share         20,238,598
                                                            =============
   Basic earnings per share:
      As reported                                           $        (.04)
                                                            =============
      Pro forma                                             $        (.04)
                                                            =============

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

              As of December 31, 2003 (Unaudited), the Three Months
                  Ended December 31, 2003 and 2002 (Unaudited),
              and the Period September 8, 1999 (Date of Inception)
                      through December 31, 2003 (Unaudited)



3.   Stock Option Plan (continued)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in 2003: Dividend rate of 0.0 percent, risk-free interest rate of 1.26 percent, expected lives of
2.0 years, and expected price volatility of 100.0 percent.


4.   Equity and Debt

The Company issued $155,000 of convertible debt during the three months ended December 31, 2003. The notes accrue interest at eight percent and mature one year from date of issuance. Each note converts into restricted common shares of the Company's at $.50 per share and warrants at one warrant for each share conversion of principle. Warrants are issued to purchase restricted common shares at a price of $.85 per share. Under the terms of the convertible notes payable, any lender who fails to convert the minimum, defined, and stated original principal of the note, any conversion reverts to the original issue price of $1.00 per share of common stock and each warrant exercise price of $1.50.

The intrinsic value of $155,000 was computed and $35,903 has been charged to interest expense. The balance will be amortized over the period of the loan.

The Company also received an additional loan in the amount of $65,000 from a shareholder during the three months ended December 31, 2003. This note accrues interest at eight percent and is due on demand.

At December 31, 2003, the Company had outstanding warrants to purchase 5,301,983 shares of the Company's common stock at prices ranging from $.25 to $1.50. The warrants became exercisable during January 2001 and expire on January 31, 2004.

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

The Company

     RDC is known as an eWASP (electronic wireless service provider) and as such, through our Retrieval subsidiary, is engaged principally in conceiving and developing industry-specific wireless software and service solutions for mobile professionals.

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

     Retrieval entered into a wireless Internet service agreement with Sprint Spectrum, L.P., a Delaware limited partnership d/b/a Sprint PCS ("Sprint") effective July 2001, although the document was not executed by Sprint until October 2001. Pursuant to that agreement, Sprint will place a link to RDC's Qxprint(TM) services on its Sprint PCS Wireless Web for use by its Sprint PCS subscribers. In consideration for the placement, Retrieval paid Sprint a $20,000 service fee in December 2001. Revenues will be generated on a usage basis, rather than a subscription basis, with Sprint receiving thirty percent (30%) of the gross transaction revenues. The agreement has a term of one (1) year, and continues in force until either party terminates by written notice. To date neither party has issued a notice of termination.

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

        Tucson Association of Realtors
        Sarasota Association of Realtors Venice
        Area Board of Realtors, Inc.
        Greater Las Vegas Association of Realtors
        Bartow Association of Realtors
        East Polk County Association of Realtors
        Greater Lake County Association of Realtors
        Orlando Regional Realtor Association
        Lakeland Association of Realtors
        Osceola County Association of Realtors
        West Volusia Association of Realtors

Regional MLS, Inc. (comprised of the 7 MLS Boards below)

        Realtor Association of Palm Beaches
        Jupiter, Tequesta, Hobe Sound Association of Realtors
        St. Lucie Association of Realtors
        Broward County Association of Realtors
        Boyton Beach & Del Ray Beach Association of Realtors
        Boca Raton & Highland Beach Association of Realtors
        Martin County Association of Realtors

North Texas Real Estate Information Systems, Inc. (comprised of the 16 MLS Boards below)

        Arlington Board of Realtors
        Collin County Association of Realtors
        Ellis/Hill County Association of Realtors
        Granbury Association of Realtors
        Grand Prairie Board of Realtors
        Greater Dallas Association of Realtors
        Greater Denton/Wise Association of Realtors
        Greater Fort Worth Association of Realtors
        Greater Texoma Association of Realtors
        Irving/Las Colinas Association of Realtors
        Johnson County Association of Realtors
        Kaufman/Van Zandt association of Realtors
        Lake Cities Association of Realtors
        Northeast Tarrant County Board of Realtors
        Stephenville Association of Realtors
        Weatherford/Parker County Association of Realtors

MLS PIN (Greater Massachusetts) (comprised of the 10 MLS Boards below)

        Plymouth and South Shore Association of Realtors, Inc.
        North Shore Association of Realtors
        North Central Mass Association of Realtors
        Greater Boston Real Estate Board
        Worchester Regional Association of Realtors
        The Northeast Association of Realtors
        Realtor Association of Pioneer Valley
        Greater Fall River Association of Realtors
        Tri-County Board of Realtors
        Eastern Middlesex Association of Realtors, Inc.

Ezlist-MLS (comprised of the 1 MLS Board below)

        Cambria Somerset Association of Realtors

Multiple Listing Service Northern Illinois (comprised of the 11 MLS Boards below)

        Fox Valley Association of Realtors
        Aurora/Tri-County Association of Realtors
        Oak Park Board of Realtors
        Realtor Association of Northwest Chicagoland
        West South Suburban Association of Realtors
        McHenry County Association of Realtors
        Lake County Association of Realtors
        North Shore/Barrington Association of Realtors
        Chicago Association of Realtors
        Three Rivers Association of Realtors
        West Towns Association of Realtors

Middle   Tennessee Regional MLS (comprised of the 8 MLS Boards below)

        Greater Nashville Association of Realtors
        Clarksville Association of Realtors
        Robertson County Association of Realtors
        Middle Tennessee Association of Realtors
        Southern Middle Tennessee Association of Realtors
        Sumner County Association of Realtors
        Williamson County Association of Realtors
        Eastern Middle Tennessee Association of Realtors

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

          What is my objective for offering wireless access? Are interactivity and/or m-data important to my business?

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

     Our objective for the horizontal version of Qxprint(TM) is to achieve ten thousand (10,000) customers in 2004, seventy percent (70%) from Internet marketing and thirty percent (30%) from basic marketing. We are making a major effort for vertical penetration into the areas including the distribution of safety data sheets such as chemical and hazardous materials. Revenue from Qxprint(TM) vertical solutions are based on modification, customization and licensing fees.

     Mobile Listing Advantage(TM) is target marketed to real estate professionals. We are actively pursuing license agreements based on a revenue share model with individual MLS boards and other MLS data aggregators, as well as national real estate brokerages. Once agreements are in place, the Company will partner with each MLS source to market directly to the realtor. Currently, RDC has signed agreements with seventeen (17) MLS boards and/or MLS Associations, which combined represent 64 individual MLS's, comprised of approximately 160,000 members. In the future, we will continue to actively
pursue  other  MLS's,   both  in  the  United  States  and  abroad.   There  are
approximately 950,000 active real estate professionals in the United States today and we plan to have a penetration of ten percent (10%) of the market by the fourth quarter of 2005. Mobile Listing Advantage(TM) is being marketed by RDC, RIM, RE/MAX International, Nextel, T-Mobile, AT&T Wireless, Cingular and channel partners.

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

     We intend to pursue selective acquisitions at some point in the future so that we can expand our capabilities, product lines and available resources. Possible acquisition candidates would include companies such as wireless ISPs, an imaging print on demand company, another wireless application service provider or a software development company. No acquisitions are planned or pending at this time.

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

     GoFigure(TM):    Indirect   competitors:    Siebel,   Pivotal,    SalesNet,
     SalesForce.com

     Mobile Listing Advantage(TM): Anytime MLS, Handheld Power, Pocket Real Estate, Threewide Corporation, Supra

     Qxprint(TM): File Fish, AirEight, XDrive, GoAmerica

     Custom  Applications:   Aether  Systems,  Air2Web,  Everypath,   iAnywhere,
     Hiddenmind

Sources and Availability of Raw Materials

     The materials and equipment needed to produce our software products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Dependence on One or Few Customers

     We will rely heavily on our customers' preferences to best determine the products that we will produce. The commercial success of our products will depend on our ability to predict the type of product that will appeal to a broad spectrum of the populous and the affordability of our products. Although we plan to test market our future products prior to their release, there can be no assurance that we will be able to predict the appeal of our products before their production. Considerable expense is incurred on production costs before a product can be test marketed. Therefore, although a product which tests poorly can be scrapped before additional expenses associated with release is incurred, including marketing and distribution costs, we may have to bear the expense of production of some products, which may never be released. This may have a material adverse effect on us.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The software industry and data storage and transmission are closely linked to the latest technological advances. Therefore, the Company must invest continually in technology in order to provide the best quality product to the public and to compete effectively with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing our full potential profits.

Employees

     At December 31, 2003, the Company employed 12 persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.








                [Balance of this page intentionally left blank]

Results of Operations - For the Three Months Ended December 31, 2003 and December 31 2002

Revenues

     Revenues for the three months ended December 31, 2003 were $3,953 compared to $2,233 for the three months ended December 31, 2002. The Company feels that sales have lagged for approximately nine months. All of the telecommunications companies are facing serious challenges in the industry from the emergence of new technology and their lack of ability to gain strategic market in-roads with potential new users. The Company is of the opinion that after the second quarter market news and the new technology releases, RDC's position in the industry shall stabilize and the revenues shall increase according to the forecasted plan.

     The Company is actively pursuing license agreements, based on a revenue share model, with individual MLS boards and other MLS data aggregators, as well as national real estate brokerages. Once the agreements are in place, the Company will partner with each MLS source to market directly to the realtor. Currently, RDC has signed agreements with seventeen (17) MLS boards and/or MLS Associations, which combined represent 64 individual MLS's, comprised of approximately 160,000 members. In the future, we will continue to actively
pursue  other  MLS's,   both  in  the  United  States  and  abroad.   There  are
approximately 950,000 active real estate professionals in the United States today, and we plan to have a penetration of ten percent (10%) of the market by the fourth quarter of 2005. Mobile Listing Advantage(TM) is being marketed by RDC, RIM, RE/MAX International, Nextel, T-Mobile, AT&T Wireless, Cingular and channel partners.

Operating Costs and Operating Losses

Operating costs for the three months ended December 31, 2003 were $823,513, compared to $764,823 for the three months ended December 31, 2002. The Company is continuing its efforts to reduce costs of operations in relation to the revenues received. Continued expenditures have been made in critical areas such as trade shows and conventions, in addition to the costs of marketing and distributing the Company's products through channel partners and the costs of data acquisition from the Multi-listing Services (MLS). These distribution expenditures accounted for approximately $40,000 in salaries, benefits and travel and sales expenses during this quarter. Also included in the costs of operations is amortization of software development costs, $259,962, for the three months ended December 31, 2003 and $259,963 for the three months ended December 31, 2002. With the Company's efforts focused on achieving revenues and continued scrutiny over expenditures, operations such as testing and development have been brought in-house, which the Company estimates will reduced costs annually by approximately $175,000. Since the beginning of the quarter, the Company has focused most of its resources toward distribution.

     Net losses from operations for the three months ended December 31, 2003 were $825,970 compared to $764,226 for the three months ended December 31, 2002. For the three months ended December 31, 2003, the Company amortized discounts on notes payable in the amount of $35,903 compared to $68,880 for the three months ended December 31, 2002. The Company has continually faced delays in the receipt of information and data from the MLS's that are now under contract. These delays, over the previous nine months, have been estimated to cost the company approximately $950,000 in additional revenues and $750,000 in net profit net profit The lack of data has hampered the company's ability to continue its' sales efforts in areas such as Las Vegas, Northern Texas, Chicago and many Florida sectors.

Assets and Liabilities

     At December 31, 2003, total assets were $350,481 compared to $1,575,547 as of December 31, 2002. The reduction in assets is primarily due to the amortization of Software development costs, approximately $1,040,000 and depreciation and amortization of furniture and equipment, approximately $166,000.

     At December 31, 2003, total liabilities were $900,062 compared to $1,198,844 as of December 31, 2002. Liabilities consisted of primarily accrued wages and taxes, notes payable to shareholders and related parties with accrued interest, and short-term convertible debt. During the three months ended December 31, 2003, the Company issued convertible notes payable, maturing in one year from the date of issuance, in the amount of $155,000. All convertible notes were issued to existing stockholders, at an annual interest rate of eight percent (8%). Each note carries an option to convert the note into shares of restricted common stock of the Company, at a price of fifty cents ($.50) per share. To date, no convertible note holder has exercised any of his options. In addition, $65,000 was advanced to the Company by one of its officers. The note, payable on demand and carrying an annual interest rate of eight percent (8%), was issued to the officer. The note does not have any conversion privileges.

Stockholders' Equity

     Stockholders' equity was a negative $549,581 as of December 31, 2003, compared to a positive $376,703 as of December 31, 2002, representing a negative change in equity of $926,284. The Company continues to be affected by the delay in obtaining significant revenues as originally forecasted. Management is of the opinion that the Company has been delayed approximately nine months in the acquisition of data and information from the contracted Multi-listing Services throughout the United States. It is estimated that the loss of revenues was approximately $950,000 during this period. Management, nevertheless, has been able to secure certain information and is currently proceeding with the original plan of distribution.

     During the three months ended December 31, 2003, the Company received $169,000 from the issuance of restricted common stock at one dollar ($1.00) per share, less offering costs of $30,420.

 Liquidity of Capital Resources

     At December 31, 2003, the Company had negative working capital of $840,770, compared to negative working capital of $1,101,547 at December 31, 2002.

     Our auditors, Pender Newkirk & Co., have indicated that based on the audit of the Company's records, with the continued losses sustained by the Company in its operations, there is substantial doubt in the Company's ability to continue as a going concern.

     Management believes that the Company will need approximately $1,200,000 combined funding and revenues generated from operations to provide continuing operations for the next twelve months. Management is also of the opinion that these funds will be received through the generation of revenues, which will exceed forecasted levels and insure the stability of the Company. Since the three months ended December 31, 2003, the Company has received approximately $455,000 in convertible notes payable from stockholders. There are also commitments for an additional $600,000 in loans from shareholders. While it is true that the commitments may not materialize, Management is confident that revenues generated from operations shall be beyond forecasted levels and will strengthen the Company's cash and equity position by April 2004.

Operating Activities

     For the three months ended December 31, 2003, net cash used by operating activities was $388,883 compared to $325,806 for the three months ended December 31, 2002. The Company has continued its efforts to build the corporate infrastructure in research and product development and the marketing and distribution of new products developed for the Real Estate and Alarm industries.

Financing Activities

     For the three months ended December 31, 2003, the Company received $169,000 from the issuance of restricted common stock, net of offering costs of $30,420. The Company also received $155,000 in convertible notes payable from shareholders and received a loan from an officer in the amount of $65,000. All funds were used as working capital to continue research and development activities and the acquisition of data from various Multi-Listing Services across the United States. The Common Stock of the Company was issued for the price of one dollar ($1.00) per share.

Board Options

     On October 1, 2003, each member of the Board of Directors was granted an option to purchase 60,000 shares of the Company's restricted common stock. Each member of the Board is entitled to exercise a total of thirty-three percent (33%) of his options (20,000 shares) each year, on the anniversary date of the granting of the options. The price is thirty-five percent (35%) of the market price at the time of exercise. If the total options granted are not exercised in the period, they are forfeited as of the close of business, thirty days (30) after the anniversary date of exercise.

     For the quarter ended December 31, 2003, the Company charged $26,000 to expense to record the amortization of the total discounted cost of the options to be issued. The Company shall amortize the costs of the discounted options over the three-year life of the options.

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

     Consequently, all of the forward-looking statements made in this Form 10-QSB is qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Forward-Looking Statements

     Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filing. Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                                     PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

     Within the past three years, the Company sold securities in private transactions, without registration under the Act. In doing so, the Company relied upon the exemption provided by Section 4(2) of the Act and Rule 506 of the Securities Act of 1933, as amended. Each investor had a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition. In addition, the Company relied upon the applicable state exemption in every state in which its securities were sold or issued.

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

     During the three months ended December 31, 2003, the Company received $169,000 from the issuance of restricted common stock sold to eleven (11) persons, less commissions and fees of $30,420. The Company also received $65,000 in notes payable from officers and an additional $155,000 in convertible notes payable from shareholders. During the three months ended December 31, 2003, the Company did not repay, nor was it obligated to repay, any of these notes or convertible notes, or any outstanding or accrued interest. For the three months ended December 31, 2003, the Company had no conversions of notes payable and/or accrued interest into shares of restricted Common Stock. All funds, net of offering costs, were used as working capital to continue research and development activities and the acquisition of data from various Multi-Listing Services across the United States. The Common Stock of the Company was issued at a price of one dollar ($1.00) per share.


Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Exhibit Name
------------   ---------------------
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

5.1      [7]   Opinion re: Legality (includes Consent of Counsel)

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

31.1      *    302 Certification by Chief Executive Officer.

31.2      *    302 Certification by Chief Financial Officer.

32.1      *    Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *    Sarbanes-Oxley Certification by Chief Financial Officer.
-------------------------

*    Filed herewith

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

[3] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 21, 2000.

[4] Previously filed with the Company's Annual Report on Form 10KSB filed January 16, 2001.

[5] Previously filed with the Company's Annual Report on Form 10KSB filed December 31, 2001.

[6] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 16, 2002.

[7] Previously filed with the Company's Registration Statement on Form SB-2 filed January 27, 2004.

     (b) A report on Form 8-K was filed on July 14, 2000 reporting the Share Exchange conducted between the Company, Retrieval Dynamics Corporation and the shareholders of Retrieval Dynamics Corporation on June 30, 2000. An amended report on Form 8-KA was filed on September 29, 2000, which included the required financial statements of Retrieval Dynamics Corporation.







                [Balance of this page intentionally left blank]

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RDC International, Inc.
                                  (Registrant)

Date: February 17, 2004

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