Form 10QSB
period 2004-03-31
RDC INTERNATIONAL INC
filed 2004-05-25
CIK 1107343

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004


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

                                                    Name of each exchange on
       Title of each class                                which registered

             None                                             None
-----------------------------------------           ---------------------------



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

Yes [X]   No [_]


As of March 31, 2004, there were 20,325,439 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements





                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         Three and Six Months Ended March 31, 2004 and 2003 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)




                                    Contents




Consolidated Financial Statements:


    Consolidated Balance Sheet...............................................F-1

    Consolidated Statements of Operations....................................F-2

    Consolidated Statements of Changes in Stockholders' Deficit..............F-8

    Consolidated Statements of Cash Flows....................................F-9

    Notes to Consolidated Financial Statements..............................F-11

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                 March 31, 2004
                                   (Unaudited)


Assets
Current assets:
    Cash                                                                        $         47,023
    Accounts receivable, trade                                                               415
    Prepaid expenses and other current assets                                             22,518
                                                                                ----------------
Total current assets                                                                      69,956

Furniture and equipment, net of accumulated depreciation                                  14,118

 Other                                                                                    16,016
                                                                                ----------------

                                                                                $        100,090
                                                                                ================

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable, trade                                                     $        193,767
    Accounts payable, stockholders                                                         7,280
    Notes payable, stockholders and officers                                             216,900
    Convertible notes payable, stockholders, net of discounts                            234,999
    Convertible notes payable, net of discounts                                           21,249
    Accrued payroll and payroll taxes                                                    309,759
    Other accrued liabilities                                                             40,036
                                                                                ----------------
Total current liabilities                                                              1,023,990
                                                                                ----------------

Stockholders' deficit:
    Preferred stock; no par value; 10,000,000 shares authorized;
        zero shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 20,325,439 shares issued and outstanding                               2,032
    Additional paid-in capital                                                        13,211,800
    Unearned compensation                                                               (216,666)
    Deficit accumulated during development stage                                     (13,921,066)
                                                                                ----------------
Total stockholders' deficit                                                             (923,900)
                                                                                ----------------

                                                                                $        100,090
                                                                                ================





The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-1

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations







                                          Three Months Ended                  Six Months Ended     Period September 8, 1999
                                               March 31,                         March 31,            (Date of Inception)
                                      ---------------------------     ----------------------------             through
                                           2004            2003            2004            2003            March 31, 2004
                                      -------------------------------------------------------------------------------------
                                       (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)               (Unaudited)

Sales                                 $      7,272    $    12,096     $     11,225    $     14,329        $       41,465

Cost of sales                                7,011          6,298           13,421           7,934                38,234
                                      -------------------------------------------------------------------------------------

Gross profit (loss)                            261          5,798           (2,196)          6,395                 3,231

Operating costs and start-up
    expenses                               909,078        939,098        1,732,591       1,703,921            12,952,804
                                      -------------------------------------------------------------------------------------

Net loss from operations                  (908,817)      (933,300)      (1,734,787)     (1,697,526)          (12,949,573)

Other income                                                   31                               31                10,319

Interest expense                          (188,978)       (31,189)        (243,349)       (117,275)             (981,812)
                                      -------------------------------------------------------------------------------------

Net loss                              $ (1,097,795)   $  (964,458)    $ (1,978,136)   $ (1,814,770)       $  (13,921,066)
                                      =====================================================================================

Net loss per share                           $(.05)         $(.06)           $(.10)          $(.11)               $(1.02)
                                      =====================================================================================

Weighted average number of
    common shares                       20,325,439     17,137,526       20,281,781      16,823,881            13,686,269
                                      =====================================================================================

















The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-2

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)





                                                                           Common Stock                 Additional
                                                                 -------------------------------          Paid-In
                                                                    Shares               Amount           Capital
                                                                 --------------------------------------------------
Balance, September 8, 1999 (date of inception)                              0        $         0    $             0
Net loss for the period
                                                                 --------------------------------------------------
Balance, September 30, 1999                                                 0                  0                  0
Issuance of common stock at $.01 per share,
    December 1999                                                   1,000,000             10,000
Capital contributions, December 1999                                                                          1,619
Collection of stock subscription, March 2000
Collection of stock subscription, June 2000
Acquisition of company                                              6,500,000                650             11,850
Recapitalization                                                   (1,000,000)           (10,000)            (2,500)
Net loss for the year
Issuance of common stock at $.0001 per share for
    services, July 2000                                               120,000                 12
Issuance of common stock at $1.00 per share for
    cash, July 2000                                                    15,000                  1             14,999
Issuance of common stock at $1.00 per share for
    cash, August 2000                                                 100,000                 10             99,990
Collection of stock subscription, September 2000
Issuance of common stock at $1.00 per share for
    cash, September 2000                                                5,000                  1              4,999
Issuance of common stock at $1.00 per share for
    services, September 2000                                          100,000                 10             99,990
Intrinsic value of beneficial conversion feature of
    convertible debt, September 2000                                                                         30,750
                                                                 --------------------------------------------------
Balance, September 30, 2000                                         6,840,000                684            261,697










The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
    Accumulated
     During                                   Deferred
    Development            Stock              Offering             Unearned
      Stage             Subscription            Costs            Compensation             Total
---------------------------------------------------------------------------------------------------
$              0      $             0      $          0         $          0         $            0
         (35,600)                                                                           (35,600)
---------------------------------------------------------------------------------------------------
         (35,600)                   0                 0                      0              (35,600)

                              (10,000)
                                                                                              1,619
                                4,000                                                         4,000
                                4,000                                                         4,000
         (12,500)
          12,500
        (929,505)                                                                          (929,505)

                                                                                                 12

                                                                                             15,000

                                                                                            100,000
                                  500                                                           500

                                                                                              5,000

                                               (100,000)

                                                                                             30,750
---------------------------------------------------------------------------------------------------
        (965,105)              (1,500)         (100,000)                     0             (804,224)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)




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

     Deficit
    Accumulated
     During                                   Deferred
    Development            Stock              Offering             Unearned
      Stage             Subscription            Costs            Compensation             Total
---------------------------------------------------------------------------------------------------
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

                                                                                            113,113

                                                                                             36,887

                                               (324,375)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)




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

     Deficit
    Accumulated
     During                                   Deferred
    Development            Stock              Offering             Unearned
      Stage             Subscription            Costs            Compensation             Total
---------------------------------------------------------------------------------------------------
                               19,985                                                        19,985
                                                201,524                                     201,524
      (3,512,013)                                                                        (3,512,013)
---------------------------------------------------------------------------------------------------
      (4,477,118)                   0          (162,187)                     0            2,120,324

                                                                                            274,400

                                                                                            701,500

                                                                                            811,081
                                               (377,396)                                   (377,396)
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

                                                                                             79,121

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)




                                                                           Common Stock                 Additional
                                                                 -------------------------------          Paid-In
                                                                    Shares               Amount           Capital
                                                                 --------------------------------------------------
Issuance of detachable warrants in connection with
    convertible debt, May 2002                                                                               20,879
Issuance of common stock for marketing
    services, June 2002                                                10,000                  1              9,999
Issuance of common stock and warrants at
    $1.00 per share for cash, August 2002                              25,000                  3             24,997
Offering costs, August 2002
Amortization of offering costs, August 2002                                                                 (11,034)
Intrinsic value of beneficial conversion feature
    on convertible debt, August 2002                                                                         11,600
Issuance of detachable warrants in connection
    with convertible debt, August 2002                                                                       11,524
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2002                                        16,499,847              1,650          9,221,358
Deferred offering costs, December 2002
Issuance of common stock at $1.00 per share
    for cash, October 2002                                             10,000                  1              9,999
Issuance of common stock at $1.00 per share
    for cash, December 2002                                           184,000                 18            183,982
Intrinsic value of beneficial conversion feature
    on convertible debt, December 2002                                                                       27,094
Issuance of detachable warrants in connection with
    convertible debt, December 2002                                                                           1,410
Issuance of rights to common stock shares in
    connection with convertible debt, December
    2002                                                                                                     52,317
Issuance of common stock at $1.00 per share
    for cash, January 2003                                            302,263                 30            302,233









The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
    Accumulated
     During                                   Deferred
    Development            Stock              Offering             Unearned
      Stage             Subscription            Costs            Compensation             Total
---------------------------------------------------------------------------------------------------
                                                                                             20,879

                                                                                             10,000

                                                                                             25,000
                                                (10,050)                                    (10,050)
                                                 11,034

                                                                                             11,600

                                                                                             11,524
      (3,686,998)                                                                        (3,686,998)
---------------------------------------------------------------------------------------------------
      (8,164,116)                   0           (72,578)                     0              986,314
                                                (33,120)                                    (33,120)

                                                                                             10,000

                                                                                            184,000

                                                                                             27,094

                                                                                              1,410


                                                                                             52,317

                                                                                            302,263

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)




                                                                           Common Stock                 Additional
                                                                 -------------------------------          Paid-In
                                                                    Shares               Amount           Capital
                                                                 --------------------------------------------------
Issuance of common stock at $1.00 per share
    for cash, February 2003                                           404,262                 40            404,222
Issuance of common stock at $1.00 per share
    for cash, March 2003                                              121,372                 12            121,360
Offering costs, March 2003
Amortization of offering costs, March 2003                                                                 (254,719)
Issuance of common stock at $1.00 per share
    for cash, April 2003                                               26,737                  3             26,734
Offering costs, April 2003                                                                                   (4,573)
Issuance of common stock at $1.00 per share
    for cash, May 2003                                                184,000                 18            183,982
Offering costs, May 2003                                                                                    (31,340)
Issuance of common stock at $1.00 per share
    for cash, June 2003                                               678,000                 68            677,932
Issuance of detachable warrants in connection with
    convertible debt, June 2003                                                                             106,829
Intrinsic value of beneficial conversion feature on
    convertible debt, June 2003                                                                             176,651
Issuance of common stock for settlement of notes
    payable, June 2003                                              1,374,000                137            688,092
Offering costs, June 2003                                                                                  (121,240)
Issuance of common stock at $1.00 per share
    for cash, July 2003                                                85,000                  9             84,991
Offering costs, July 2003                                                                                   (15,300)
Issuance of common stock at $1 per share
    for cash, August 2003                                              35,000                  4             34,996
Offering costs, August 2003                                                                                  (6,300)









The accompanying notes are an integral part of the consolidated financial statements.

     Deficit
    Accumulated
     During                                   Deferred
    Development            Stock              Offering             Unearned
      Stage             Subscription            Costs            Compensation             Total
---------------------------------------------------------------------------------------------------
                                                                                            404,262

                                                                                            121,372
                                               (149,021)                                   (149,021)
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

                                                                                            688,229
                                                                                           (121,240)

                                                                                             85,000
                                                                                            (15,300)

                                                                                             35,000
                                                                                             (6,300)

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                  Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)




                                                                           Common Stock                 Additional
                                                                 -------------------------------          Paid-In
                                                                    Shares               Amount           Capital
                                                                 --------------------------------------------------
Issuance of common stock at $1.00 per share
    for cash, September 2003                                           99,500                 10             99,490
Offering costs, September 2003                                                                              (18,090)
Net loss for the year
                                                                ---------------------------------------------------
Balance, September 30, 2003                                        20,003,981              2,000         11,952,110
Issuance of common stock at $1.00 per share
    for cash, October 2003                                            228,958                 23             76,477
Offering costs, October 2003                                                                                (13,770)
Issuance of common stock at $1.00 per share
    for cash, November 2003                                            82,500                  8             82,492
Offering costs, November 2003                                                                               (14,850)
Issuance of common stock at $1.00 per share
    for cash, December 2003                                            10,000                  1              9,999
Offering costs, December 2003                                                                                (1,800)
Issuance of 480,000 options under executive
    stock option plan, December 2003                                                                        312,000
Recognition of unearned compensation, December 2003
Intrinsic value of beneficial conversion feature
    on convertible debt, December 2003                                                                      155,000
Intrinsic value of beneficial conversion feature
    on convertible debt, March 31, 2004                                                                     747,037
Offering costs, March 2004                                                                                  (92,895)
Recognition of unearned income, March 2004
Net loss for the period
                                                                ---------------------------------------------------
Balance, March 31, 2004                                            20,325,439         $    2,032    $    13,211,800
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

                                                                                             76,500
                                                                                            (13,770)

                                                                                             82,500
                                                                                            (14,850)

                                                                                             10,000
                                                                                             (1,800)

                                                                    (312,000)
                                                                      26,000                 26,000

                                                                                            155,000

                                                                                            747,037
                                                                                            (92,895)
                                                                      69,334                 69,334
      (1,978,136)                                                                        (1,978,136)
---------------------------------------------------------------------------------------------------
$    (13,921,066)       $          0       $         0          $   (216,666)        $     (923,900)
===================================================================================================

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows






                                                                                             Period September 8, 1999
                                                                     Six Months Ended           (Date of Inception)
                                                                             March 31,                through
                                                              ----------------------------           March 31,
                                                                    2004            2003               2004
                                                              -----------------------------------------------------
                                                              (Unaudited)      (Unaudited)          (Unaudited)
Operating activities
    Net loss                                                  $ (1,978,136)   $ (1,814,770)      $  (13,921,066)
                                                              -----------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                             27,715          83,036              476,746
           Amortization of software                                519,925         519,926            3,119,559
           Recognition of unearned compensation                     95,334                               95,334
           Amortization of discounts on notes payable              199,768          80,820              837,192
           Provision for uncollectible financing costs                              44,000               44,000
           Write-off of deferred offering costs                                                         201,524
           Increase (decrease) in employee advances                                  7,589               (7,739)
           Common stock issued for services                                                              10,000
           Increase in accounts receivable                            (415)         (3,142)                (415)
           Increase in prepaids and other assets                   (12,549)        (45,000)             (74,795)
           Increase in accounts payable and accrued expense        126,678         104,442              677,423
                                                              -----------------------------------------------------
    Total adjustments                                              956,456         791,671            5,378,829
                                                              -----------------------------------------------------
    Net cash used by operating activities                       (1,021,680)     (1,023,099)          (8,542,237)
                                                              -----------------------------------------------------

Investing activities
    Acquisition of furniture and equipment                          (3,964)                            (489,245)
    Development of software                                                                          (3,069,552)
                                                              -----------------------------------------------------
    Net cash used by investing activities                           (3,964)                          (3,558,797)
                                                              -----------------------------------------------------

Financing activities
    Deferred offering costs                                                       (149,000)
    Offering costs                                                (123,316)                          (1,114,465)
    Proceeds from issuance of common stock and warrants            169,000       1,022,900           11,362,408
    Proceeds from issuance of notes payable                        967,038         219,900            2,146,421
    Payments on notes payable                                                      (65,000)            (246,307)
                                                              -----------------------------------------------------
    Net cash provided by financing activities                    1,012,722       1,028,800           12,148,057
                                                              -----------------------------------------------------

Net (decrease) increase in cash                                    (12,922)          5,701               47,023

Cash at beginning of period                                         59,945          13,478
                                                              -----------------------------------------------------

Cash at end of period                                         $     47,023    $     19,179       $       47,023
                                                              =====================================================









The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-9

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows





                                                                                             Period September 8, 1999
                                                                     Six Months Ended           (Date of Inception)
                                                                             March 31,                through
                                                              ----------------------------           March 31,
                                                                    2004            2003               2004
                                                              -----------------------------------------------------
                                                              (Unaudited)      (Unaudited)          (Unaudited)
Supplemental disclosures of cash flow information
  and noncash investing and financing activities:
        Cash paid during the period for interest              $          0    $         50       $       36,442
                                                              =====================================================

     At March 31, 2003, accounts payable included $34,322 due for offering costs.

     For the six months ended March 31, 2003, the Company recorded a discount on debt of $80,820 based on the fair value of the associated common stock and beneficial conversion features.

     During the six months ended March 31, 2004, the Company recorded a discount on debt of $902,038 based on the fair value of the associated warrants and beneficial conversion features.

     On October 1, 2003, the Company granted 480,000 stock options to its Board members and, accordingly, recorded $312,000 of unearned compensation expense. During the six months ended March 31, 2004, $95,334 of compensation expense was recognized.


























The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                 F-10

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2004 and 2003 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)



1.   Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 31, 2004 and 2003 and the period September 8, 1999 (date of inception) through March 31, 2004, (b) the financial position at March 31, 2004, and (c) cash flows for the periods ended March 31, 2004 and 2003 and the period September 8, 1999 (date of inception) through March 31, 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the six-month period ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year.


2.   Going Concern and Subsequent Event

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $1,978,000 for the six months ended March 31, 2004 and approximately $13,921,000 since inception, has used approximately $1,022,000 of cash from operations for the six months ended March 31, 2004 and approximately $8,542,000 of cash from operations since inception. In addition, the Company has negative working capital of approximately $954,000 as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that its current operations and cash balances will not be sufficient to satisfy its anticipated cash requirements, and that the Company will require approximately $2,000,000 to fund its operations for the next 12 months. Although no assurance can be given, management anticipates that the majority of this amount will come from further investments from stockholders or the receipt of equity/debt financing. Management is of the opinion that sales will not contribute to the operations until the first quarter ending March 31, 2005.

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

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2004 and 2003 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)



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

The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has recorded $95,334 of compensation expense during the six months ended March 31, 2004 in connection with this plan. The following table illustrates the effect of net loss and loss per share for the six months ended March 31, 2004 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation.

  Net loss, as reported                                  $     (1,978,136)
  Add:  Expense recorded using APB No. 25                          95,334
  Deduct:  Total stock based employee compensation
     expense determined under fair value based
     methods for all awards, net of taxes                        (106,810)
                                                         ----------------
  Pro forma net loss                                     $     (1,989,612)
                                                         ================
  Weighted average common shares outstanding
     used for calculation of basic earnings per share          20,281,781
                                                         ================
  Basic earnings per share:
     As reported                                         $           (.10)
                                                         ================
     Pro forma                                           $           (.10)
                                                         ================

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in 2003: Dividend rate of 0.0 percent, risk-free interest rate of 1.26 percent, expected lives of
2.0 years, and expected price volatility of 50 to 100 percent.

                    RDC International, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Three and Six Months Ended March 31, 2004 and 2003 (Unaudited)
                and Period September 8, 1999 (Date of Inception)
                       through March 31, 2004 (Unaudited)



4.   Equity and Debt

The Company issued approximately $902,000 in convertible debt (approximately $747,000 to stockholders) during the six months ended March 31, 2004. The notes accrue interest at eight percent and mature one year from date of issuance. Each note converts into restricted common shares of the Company at a price of $.50 per share, and warrants at one warrant for each share conversion of principle. Warrants are issued to purchase restricted common shares at a price of $.75 - $.85 per share. Under the terms of the convertible notes payable, any lender who fails to convert the minimum defined and stated original principal of the note, the conversion will revert to the original issue price of $1.00 per share of common stock and the exercise price of $1.50 per each warrant.

The intrinsic value of approximately $902,000 was computed and approximately $200,000 has been charged to interest expense. The remaining balance will be amortized over the period of the loan.

The Company also received an additional loan in the amount of $65,000 from a stockholder during the six months ended March 31, 2004. This note accrues interest at eight percent and is due on demand.

At March 31, 2004, the Company had outstanding warrants to purchase 6,796,058 shares of the Company's common stock at prices ranging from $.25 to $1.50. The warrants became exercisable during various dates through March 31, 2004 and expire on April 30, 2004, subject to extension by the Board of Directors.

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

         Qxprint(TM)

     The wireless software products developed by RDC are designed to utilize the data networks provided by all the wireless telecommunications providers such as SprntPCS, Nextel, Verizon, ATTWS, T-Mobile, etc. A user must subscribe to one of the carriers data plans and utilize a wireless hand-held device capable of internet connectivity.

     Our initial product, Qxprint(TM) is a wireless hand-held Customer Relations Management ("CRM") application that allows mobile professionals to perform common business transactions anywhere. By setting up an account on the Qxprint.com website, the user can upload and manage their Outlook, Act!, and Palm contacts and all types of printable files thus allowing the mobile user to merge new and stored contacts to their secure pre-defined documents stored in their private directory. With a simple execute command from the handheld device, the information can be sent to the user's desired contact via e-mail, fax or to the Print-On-Demand facility for a mailed hardcopy. Next, a return e-mail confirmation receipt is immediately sent to the user notifying them of a successful transaction. Most importantly the Qxprint(TM) transaction will work on virtually any wireless hand-held devices including the RIM BlackBerry and Motorola 2-way pagers, WAP phones, Palm, and the assorted Windows CE and PocketPC devices.

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

Employees

     At March 31, 2004, the Company employed 14 persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon continued product rollout to accommodate its needs.

Results of  Operations  - For the Three  Months  ended and Six Months ended
                          March 31, 2004 and March 31, 2003

Revenues

     Revenues for the three months ended March 31, 2004 were $7,272 compared to $12,096 for the three months ended March 31, 2003. The Company feels that sales have lagged for approximately twelve months. All of the telecommunications companies continue to face serious challenges in the industry from the emergence of new technology and their lack of ability to gain strategic market in-roads with potential new users. The Company is of the opinion that after the second quarter market news and the new technology releases, RDC's position in the industry shall stabilize and the revenues shall increase according to the forecasted plan.

     Revenues for the six months ended March 31, 2004 were $11,225 compared to $14,329 for the six months ended March 31, 2003. The wireless industry today is guided by the names and familiarization of names in the industry. With many of the problems solved concerning the provision of establishing a subscriber to the system behind, the Company can look forward to signing real estate agents through other than the internet and system update. The Company has been perfecting a on line three or four step subscription process, which will reduce the man hours to establish an individual account through the MLA product.

     The management of RDC is continuing to project earnings for the period ended December 2004 based on the rate and active interest in the Company's products.


Operating Costs and Operating Losses

     Operating costs for the three months ended March 31, 2004 were $909,078, compared to $939,098 for the three months ended March 31, 2003. Even though the Company is continuing its efforts to reduce the costs of operations in relation to the revenues received, continued expenditures have been made in critical areas such as trade shows and conventions, in addition to the costs of marketing and distribution. These distribution expenditures accounted for approximately $40,000 in salaries, benefits and travel and sales expenses during this quarter.

     Operating costs for the six months ended March 31, 2004 were $1,732,591 compared to $1,703,921 for the period ended March 31, 2003. Included in the operation for the six months ended March 2004 is the recognition of approximately $95,000 in compensation for the issuance of 480,000 shares of options granted to the Board of Directors, October 1, 2003. The total amount of unearned compensation, $312,000 is being is amortizable over the life of the options, three years. Also included in the six months operating costs is the legal and auditing fees for the preparation, review and certification and the filing expenses related to the Securities and Exchange Commission SB-2 filing.

     Net losses from operations for the three months ended March 31, 2004 were $908,817 compared to $933,300 for the three months ended March 31, 2003. The lack of sales volume continued through the last quarter causing the high operating losses. Even though losses from operations for the period are down approximately $25,000, during the three months, the Company has continued to focus on marketing and distribution. Higher costs for travel and trade shows, increase in distribution personnel and other costs associated with marketing have increased by thirty percent. Also included in the summary of costs for the period, the Company is amortizing the costs of the unearned compensation computed based on the issuance of stock options to the Board of Directors. For the period ended March 31, 2004 the Company had recognized approximately $95,000 in additional expense.

     Net losses from operation for the six months ended March 31, 2004 were $1,734,787 compared to $1,697,526 for the six months ended March 31, 2003. Again, the lack of volume and the additional costs associated with the Securities and Exchange Commissions SB-2 filing during the quarter added to the increase in marketing and advertising costs for the period above normal and acceptable costs levels. Management feels that the costs are justified and will have an impact on the Company's income and volume within the next two quarters of operations. In addition, costs associated with the employee benefits plan have risen approximately twenty-five (25%) percent since the prior year. Directors and Officers insurance has increased by approximately fifty percent (50%) since the prior year. The total cost of the insurance package is currently $120,000 versus the prior year's cost of $61,000.

Net Losses

     The Net Loss for the three months ended March 31, 2004 was $1,097,795 compared to $964,458 for the three months ended March 31, 2003. Interest expense for the three months ended March 31, 2004 was $188,978 compared to $31,189 for the three months ended March 31, 2003. Interest expense for the three months ended March 31, 2004 included $163,126 in note discount amortization and $25,852 in interest on notes payable and convertible notes payable compared to $11,940 in note discount amortization and interest on note payable and convertible notes payable $19,249 for the three months ended March 31, 2003.

     The Net Loss for the six months ended March 31, 2004 was $1,978,136 compared to $1,814,770 for the six months ended March 31, 2003. Interest expense for the six months ended March 31, 2004 was $243,349 compared to $117,275 for the six months ended March 31, 2003. Interest expense for the six months ended March 31, 2004 included $199,029 in note discount amortization and $44,320 in interest on notes payable and convertible notes payable compared to $80,820 in note discount amortization and interest on note payable and convertible notes payable $36,455 for the three months ended March 31, 2003.

Assets and Liabilities

     At March 31, 2004, total assets were $100,090 compared to $1,229,317 as of March 31, 2003. The changes in assets are accounted for in the amortizations of Software costs and Furniture and Fixtures. During the period ended March 31, 2004 the Company completed amortizing the initial costs of software development. Also, at March 31, 2004 the Company virtually completed the depreciation and amortization of the original equipment purchased in the year 2000-2001.

     At March 31, 2004, total liabilities were $1,023,990 compared to $1,137,377 as of March 31, 2003. Liabilities consisted of primarily accrued wages and taxes, notes payable to shareholders and related parties with accrued interest, and short-term convertible debt. During the six months ended March 31, 2004, the Company issued convertible notes payable, maturing in one year from the date of issuance, in the amount of approximately $902,000. All convertible notes were at an annual interest rate of interest of eight percent (8%). Each note carries an option to convert the note into shares of restricted common stock of the Company, at a price of fifty cents ($.50) per share. To date, no convertible note holder has exercised any of his options. In addition, $65,000 was advanced to the Company by one of its officers. The note, payable on demand and carrying an annual interest rate of eight percent (8%), was issued to the officer. The note does not have any conversion privileges.

Stockholders' Equity

     Stockholders' equity was a negative $923,900 as of March 31, 2004, compared to a positive $91,940 as of March 31, 2003, representing a negative change in equity of $1,015,840.

Liquidity of Capital Resources

     At March 31, 2004, the Company had negative working capital of $954,034 compared to negative working capital of $1,084,829 at March 31, 2003.

     Our auditors, Pender Newkirk & Co., have indicated that based on the audit of the Company's records, with the continued losses sustained by the Company in its operations, there is substantial doubt in the Company's ability to continue as a going concern.

     Management believes that the Company will need approximately $2,000,000 combined funding and revenues generated from operations to provide continuing operations for the next twelve months. Management is also of the opinion that these funds will have to be received through the issuance of debt instruments or a combination of debt/equity funding. The Company is not relying on the revenue generation until sometime in first quarter of 2005.

     During the six months ended March 31, 2004, net cash used by operating activities was $1,021,680 compared to $1,023,099 for the six months ended March 31, 2003. The Company has continued its efforts to build the corporate infrastructure in research and product development and the marketing and distribution of new products developed for the Real Estate and Alarm industries. These activities have increased the costs of operations to the Company by approximately twenty five (25%) percent over the last six months, increasing monthly expenditures from $125,000 to $150,000 per month, on average. Management considers this increase in cost, necessary and made a commitment to continue the line of funding until all monetary requirements are met.

Financing Activities

     For the six months ended March 31, 2004, the Company received $169,000 from the issuance of restricted common stock, net of offering costs of $30,420. The Company also received $902,000, in convertible notes payable, from Shareholders, less $92,895 in offering cost. In addition, an officer of the Company provided a loan to the Company in the amount of $65,000. The loan is evidenced by a note payable on demand, at an interest rate of eight percent (8%) per annum. All funds were used as working capital to continue research and development activities and the acquisition of data from various Multi-Listing Services across the United States. The Common Stock of the Company was issued for the price of one dollar ($1.00) per share.

Board Options

     On October 1, 2003, each member of the Board of Directors was granted an option to purchase 60,000 shares of the Company's restricted common stock. Each member of the Board is entitled to exercise a total of thirty-three percent (33%) of his options (20,000 shares) each year, on the anniversary date of the granting of the options. The price is thirty-five percent (35%) of the market price at the time of exercise. If the total options granted are not exercised in the period, they are forfeited as of the close of business, thirty days (30) after the anniversary date of exercise. The total cost of these options granted on 480,000 shares of restricted common stock was computed to be $312,000 in unearned compensation. The amounts are currently being amortized into operations over a three year period, based on the number of months the options are outstanding..

     For the six months ended March 31, 2004, the Company charged $95,334 to expense to record the amortization of the total compensation cost of the options to be issued.

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

Item 3.       Controls and procedures.

a.   Evaluation of disclosure controls and procedures.

     We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the supervision of the Chief Executive Officer, John Harkola, and the Chief Financial Officer, Anthony Cella, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Harkola and Mr. Cella have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

b.   Changes in internal controls.

     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




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

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated there under ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     During the six months ended March 31, 2004, the Company received $169,000 from the issuance of restricted common stock sold to eleven (11) persons, less commissions and fees of $30,420. The Company also received $65,000 in notes payable from officers and an additional $902,000 in convertible notes payable from shareholders, net of offering costs of $92,895. During the six months ended March 31, 2004, the Company did not repay, nor was it obligated to repay, any of these notes or convertible notes, or any outstanding or accrued interest. For the six months ended December 31, 2004, the Company had no conversions of notes payable and/or accrued interest into shares of restricted Common Stock. All funds, net of offering costs, were used as working capital to continue research and development activities and the acquisition of data from various Multi-Listing Services across the United States. The Common Stock of the Company was issued at a price of one dollar ($1.00) per share.

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

Date: May 24, 2004

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